Form 10-K
period 2024-12-31
Flowco Holdings Inc.
filed 2025-03-20
CIK 2035149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-42477

Flowco Holdings Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	99-4382473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1300 Post Oak Blvd., Suite 450 Houston, TX	77056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 997-4877

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	FLOC	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 19, 2025, the number of shares of Registrant’s Class A common stock outstanding was 25,721,620, and the number of shares of the Registrant's Class B common stock outstanding was 64,823,042.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Definitions

The following is a listing of certain abbreviations, acronyms, and other industry terminology that may be used throughout this Annual Report on Form 10-K (“Annual Report”):

•
“2024 Business Combination” refers to the acquisition by Flowco LLC, on June 20, 2024, of 100% of the membership interests of each of Estis Intermediate, Flowco Productions and Flogistix Intermediate, as described more fully in “Part 1. Item 1. Business – Recent Developments – 2024 Business Combination” and elsewhere in this Annual Report.
•
“Blocker Companies” refer to (i) WD Thunder CV Parallel Blocker LP, (ii) WDE Flogistix Upper TE, LLC, (iii) WDE Flogistix Upper FI, LLC, (iv) GEC III-GI FPS Blocker Corp. and (v) GEC III-GI Estis Blocker Corp.
•
“Blocker Shareholders” refer to the owners of the Blocker Companies prior to the Transactions, who exchanged their interests in the Blocker Companies for shares of our Class A common stock in connection with the consummation of the Transactions.
•
“Continuing Equity Owners” refer collectively to holders of LLC Interests and our Class B common stock immediately following consummation of the Transaction, including certain executive officers, employees and other minority investors and their respective permitted transferees who may exchange at each of their respective options, in whole or in part from time to time, their LLC Interests (along with an equal number of shares of Class B common stock (and such shares will be immediately cancelled)) for, at our election, cash or newly-issued shares of our Class A common stock as described under Part III, Item 13. Certain Relationships and Related Transactions and Director Independence – Flowco LLC Agreement.
•
“Credit Agreement” refers, as applicable, to the Second Amended and Restated Credit Agreement, dated as of August 20, 2024, by and among, Flowco MasterCo LLC; Flowco Productions, LLC; Estis Intermediate Holdings, LLC; Flogistix Intermediate Holdings, LLC; as borrowers, the loan parties named therein, the lenders named therein, and JPMorgan Chase Bank, N.A.; as administrative agent, and the joint bookrunner and joint lead arrangers named therein, as amended to date.
•
“Estis” means Estis Compression, LLC, a Delaware limited liability company. Estis Compression, LLC is a wholly owned subsidiary of Estis Intermediate Holdings, LLC, and the predecessor to Flowco LLC.
•
“Estis Intermediate” means Estis Intermediate Holdings, LLC, a Delaware limited liability company and a parent company to Estis.
•
“Estis Member” means GEC Estis Holdings, LLC, as an Original Equity Owner following the 2024 Business Combination.
•
“Flogistix” means Flogistix, LP, a Texas limited partnership.
•
“Flogistix Intermediate” means Flogistix Intermediate Holdings, LLC, a Delaware limited liability company.
•
“Flogistix Member” means Flogistix Holdings, LLC, as an Original Equity Owner following the 2024 Business Combination.
•
“Flowco Holdings” refers to Flowco Holdings Inc., a Delaware Corporation. Flowco Holdings was formed on July 25, 2024, and was the issuer of the Class A common stock offered and sold in the IPO.

•
“Flowco LLC” refers to Flowco MergeCo LLC, a Delaware limited liability company. Flowco LLC was formed on June 3, 2024, to effectuate the 2024 Business Combination.
•
“Flowco LLC Agreement” refers, as applicable, to Flowco LLC’s amended and restated limited liability company agreement, dated as of June 20, 2024, as in effect prior to the IPO, or to the second amended and restated limited liability company agreement dated as of January 17, 2025, and as such agreement may thereafter be amended and/or restated.
•
“Flowco MasterCo” means Flowco MasterCo LLC, a Delaware limited liability company and a wholly owned subsidiary of Flowco LLC.
•
“Flowco Productions” means Flowco Productions LLC, a Delaware limited liability company.
•
“FPS” or the “FPS Member” means Flowco Production Solutions, L.L.C., as an Original Equity Owner following the 2024 Business Combination. The FPS Member contributed substantially all of its assets to Flowco Productions immediately prior to the contribution of its equity interests in connection with the 2024 Business Combination, and for purposes of such historical financial statement presentations herein, we refer to such entity as “FPS.”
•
“GAAP” or “U.S. GAAP” means accounting principles generally accepted in the U.S.
•
“GEC” means GEC Advisors LLC, a Delaware limited liability company.
•
“GEC Affiliates” means GEC and its affiliates, including Jonathan B. Fairbanks.
•
“IPO” refers to our initial public offering, which we consummated on January 15, 2025, and through which we offered and sold 20,470,000 shares of our Class A common stock at a price to the public of $24.00 per share, which includes the exercise in full by the underwriters of their option to purchase an additional 2,670,000 shares of our Class A common stock. The gross proceeds to us from the IPO were $491.3 million, before deducting underwriting discounts.
•
“LLC Interests” refer to the common units of Flowco LLC, including those that we purchase with a portion of the net proceeds from the IPO.
•
“Master Reorganization Agreement” refers to the Master Reorganization Agreement by and among Flowco Holdings, Flowco LLC, Estis Member, FPS Member, Flogistix Member, the Blocker Companies, the Blocker Shareholders and the other parties thereto.
•
“Original Equity Owners” refer to the owners of LLC Interests in Flowco LLC prior to the consummation of the Transactions, collectively, which consist of FPS Member, Estis Member and Flogistix Member.
•
“Section 704(c) Allocations” refers to disproportionate allocations (if any) of income and gain from inventory property held by Flowco LLC as of the date of the IPO under Section 704(c) of the Internal Revenue Code of 1986, as amended, resulting from our acquisition of LLC Interests from Flowco LLC including in connection with the Transactions.
•
“Tax Receivable Agreement” refers to the Tax Receivable Agreement entered into by and among Flowco Holdings, Flowco LLC and the Continuing Equity Owners in connection with the IPO, pursuant to which, among other things, Flowco Holdings is required to pay to each Continuing Equity Owner 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of the tax benefits provided by Basis Adjustments, Section 704(c) Allocations, and certain other tax benefits (such as interest deductions) covered by the Tax Receivable Agreement as described in Part III, Item 13.

Certain Relationships and Related Transactions, and Director Independence – Tax Receivable Agreement.
•
“Transactions” refers to the organizational transactions described in “The Transactions” below in Part I of this Annual Report and the IPO, and the application of the net proceeds therefrom.
•
“We,” “us,” “our,” the “Company,” and similar references refer: (i) following the consummation of the Transactions, including the IPO, to Flowco Holdings, and, unless otherwise stated, all of its direct and indirect subsidiaries, including Flowco LLC; and (ii) prior to the completion of the Transactions, including the IPO, to Flowco LLC and, unless otherwise stated, all of its direct and indirect subsidiaries, or, as applicable, our predecessors and their respective subsidiaries.
•
“White Deer” means White Deer Management LLC, a Delaware limited liability company
•
“White Deer Affiliates” means White Deer and its affiliates.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are neither historical facts nor assurances of future performance and may include words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “goal”, “intend”, “likely”, “may”, “plan”, “project”, “strategy” and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part 1, Item 1A, Risk Factors.

About this Annual Report

This Annual Report includes certain historical consolidated financial and other data for Flowco MergeCo LLC. (“Flowco LLC”), including its predecessor and subsidiaries. Flowco Holdings Inc. (“Flowco Holdings”) was formed to serve as the issuer in the IPO, which was consummated on January 15, 2025. Concurrent with the completion of the IPO, Flowco Holdings became the new parent holding company of Flowco LLC and its subsidiaries. As Flowco Holdings did not have any previous operations prior to the IPO, Flowco LLC is viewed as the accounting predecessor of Flowco Holdings.

On June 20, 2024, Flowco LLC consummated the 2024 Business Combination through the acquisition of 100% of membership interests of each Estis Intermediate, Flowco Productions and Flogistix Intermediate (“Merging Entities”). A description of the 2024 Business Combination was included in the final prospectus, filed with the SEC on January 15, 2025, pursuant to Rule 424(b)(4) relating to our Registration Statement (the “Final Prospectus”) and is also described more fully in “Part 1. Item 1. Business – Recent Developments – 2024 Business Combination” and elsewhere in this Annual Report. As a result of the 2024 Business Combination, Estis was determined to be the accounting acquirer and predecessor to Flowco LLC, and consequently, to

Flowco Holdings. This determination was based primarily on Estis’ (i) relatively larger size among the Merging Entities; (ii) majority in economics; and (iii) majority in board seats nominated as well as more significant representation on the executive management team subsequent to the 2024 Business Combination.

The historical financial information of Flowco Holdings is not included in this Annual Report as it is a newly incorporated entity, had no business transactions or activities prior to the IPO date and had no assets or liabilities during the periods presented in this Annual Report. As such, only the audited balance sheet of Flowco Holdings as of December 31, 2024, and November 30, 2024 are presented herein.

The historical financial information of Flowco LLC prior to the 2024 Business Combination was not presented as Flowco LLC was determined to lack commercial substance for not having engaged in any prior business activities. Therefore, all historical financial information of Flowco LLC prior to June 20, 2024, reflects the historical financial information of Estis as the accounting predecessor. All historical financial information subsequent to June 20, 2024, reflects the combined historical information of the Merging Entities. As such, the audited financial statements of Flowco LLC as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022 are presented herein.

Certain monetary amounts, percentages, and other figures included in this Annual Report have been subject to rounding adjustments. Percentage amounts included in this Annual Report have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Annual Report may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Annual Report. Certain other amounts that appear in this Annual Report may not sum due to rounding.

The Transactions

Flowco Holdings is a holding company and the sole managing member of Flowco LLC, and its principal asset will consist of LLC Interests acquired directly from Flowco LLC. Prior to the IPO, all of our business operations were conducted through Flowco LLC, and the Original Equity Owners were the only members of Flowco LLC.

IPO and Reorganization Transactions

In connection with the IPO and pursuant to the Master Reorganization Agreement and related documents (including an Omnibus Agreement entered into following the IPO described below), we consummated the following organizational transactions, described below, to reorganize our corporate structure:

•
We amended the Flowco LLC Agreement to, among other things, (i) recapitalize all existing ownership interests in Flowco LLC; (ii) issue non-economic member interest; and

(iii) appoint Flowco Holdings as the sole managing member of Flowco LLC upon its acquisition of LLC Interests in connection with the IPO;
•
We amended and restated Flowco Holdings’ certificate of incorporation to, among other things, provide (i) for Class A common stock, with each share of our Class A common stock entitling its holder to one vote per share on all matters presented to our stockholders generally; (ii) for Class B common stock, with each share of our Class B common stock entitling its holder to one vote per share on all matters presented to our stockholders generally, and that shares of our Class B common stock may only be held by the Continuing Equity Owners and their respective permitted transferees;
•
We acquired the LLC Interests held by certain of the existing indirect owners of Flowco LLC, by means of one or more mergers or otherwise, including mergers of the Blocker Companies, in exchange for 5,251,620 shares of our Class A common stock;
•
We issued 64,823,042 shares of our Class B common stock to the Continuing Equity Owners, which is equal to the number of LLC Interests held by such Continuing Equity Owners, for nominal consideration;
•
We issued 20,470,000 shares of our Class A common stock (after taking into account the exercise in full of the underwriters’ option to purchase an additional 2,670,000 shares of our Class A common stock in the IPO) to the purchasers in the IPO in exchange for gross proceeds of approximately $491.3 million (after taking into account the exercise in full of the underwriters’ option to purchase an additional 2,670,000 shares of our Class A common stock in the IPO at $24.00 per share) based upon the IPO price of $24.00 per share, before deducting the underwriter discounts and offering related expenses;
•
We used the net proceeds from the IPO to purchase 20,470,000 newly issued LLC Interests directly from Flowco LLC at a price per unit equal to the IPO price less the underwriting discount and estimated offering expenses payable by us;
•
Flowco LLC used the net proceeds from the sale of LLC Interests to Flowco Holdings (i) to redeem approximately $20.9 million of Flowco LLC interests from certain non-affiliate holders and (ii) with respect to the remainder, repay indebtedness under our Credit Agreement as described under Part III, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Part III, Item 13. Certain Relationship and Related Transactions, and Director Independence.
•
Flowco Holdings entered into (i) the Stockholder Agreement with GEC, White Deer and certain of their affiliates; (ii) the Registration Rights Agreement with the Continuing Equity Owners and Blocker Shareholders; and (iii) the Tax Receivable Agreement with Flowco LLC and each of the TRA Participants (as defined below). Following the IPO, it was determined that certain allocations of Class A common stock, and of a corresponding number of Class B common stock and LLC Interests, in connection with certain reorganization transactions were made in error. Flowco Holdings, Flowco LLC and the applicable members of Flowco LLC entered into an Omnibus Agreement to correct such errors through (i) a rescission of 1,057,629 LLC Interests and corresponding number of shares of Class B common stock previously issued to a White Deer Affiliate and (ii) the issuance of 1,057,629 LLC Interests to Flowco Holdings, and the issuance of 1,057,629 shares of Class A common stock to White Deer Affiliates. The outstanding shares and LLC Interests described herein give effect to the corrections set forth in the Omnibus Agreement. For a description of the terms of the Stockholder Agreement, Registration Rights Agreement, and the Tax Receivable Agreement, see Part III, Item 13. Certain Relationship and Related Transactions, and Director Independence.

Post-IPO Organizational Structure

Described below are the details of our organizational structure following the IPO:

•
Flowco Holdings is a holding company and its principal asset consists of LLC Interests it acquired directly from Flowco LLC and indirectly from the Blocker Shareholders;
•
Flowco Holdings is the sole managing member of Flowco LLC and controls the business and affairs of Flowco LLC;
•
Flowco Holdings owns 25,721,620 LLC Interests of Flowco LLC, representing approximately 28.4% of the economic interest in Flowco LLC;
•
GEC Affiliates own, (i) directly and indirectly, 868,557 shares of Class A common stock of Flowco Holdings, representing approximately 1.0% of the combined voting power of all of Flowco Holdings’ common stock and approximately 3.4% of the economic interest in Flowco Holdings; (ii) directly through the GEC Affiliates’ ownership of LLC Interests and indirectly through Flowco Holdings’ ownership of LLC Interests, approximately 41.9% of the economic interest in Flowco LLC; and (iii) 37,087,231 shares of Class B common stock of Flowco Holdings, representing approximately 41.0% of the combined voting power of all of Flowco Holdings’ common stock;
•
White Deer Affiliates own, (i) directly and indirectly, 4,383,063 shares of Class A common stock of Flowco Holdings, representing approximately 4.8% of the combined voting power of all of Flowco Holdings’ common stock and approximately 17.0% of the economic interest in Flowco Holdings; (ii) directly through the White Deer Affiliates’ ownership of LLC Interests and indirectly through Flowco Holdings’ ownership of LLC Interests, approximately 16.0% of the economic interest in Flowco LLC; and (iii) 10,100,525 shares of Class B common stock of Flowco Holdings, representing approximately 11.2% of the combined voting power of all of Flowco Holdings’ common stock;
•
The Continuing Equity Owners (excluding GEC Affiliates and White Deer Affiliates) own (i) 17,635,286 LLC Interests of Flowco LLC, representing approximately 19.5% of the economic interest in Flowco LLC and (ii) 17,635,286 shares of Class B common stock of

Flowco Holdings, representing approximately 19.5% of the combined voting power of all of Flowco Holdings’ common stock; and
•
The purchasers in the IPO owned (i) 20,470,000 shares of Class A common stock (after taking into account the exercise in full of the underwriters’ option to purchase an additional 2,670,000 shares of our Class A common stock in the IPO) of Flowco Holdings, representing approximately 22.6% of the combined voting power of all Flowco Holdings’ common stock and approximately 79.6% of the economic interest in Flowco Holdings, and (ii) through Flowco Holdings’ ownership of LLC Interests, indirectly hold approximately 22.6% of the economic interest in Flowco LLC.

As the sole managing member of Flowco LLC, we operate and control all of the business and affairs of Flowco LLC and, through Flowco LLC and its direct and indirect subsidiaries, conduct our business. Following the IPO, we will have a minority economic interest in Flowco LLC but will control the management of Flowco LLC as its sole managing member. As a result, we will consolidate Flowco LLC and record a significant noncontrolling interest in a consolidated entity in our consolidated financial statements for the economic interest in Flowco LLC held by the Continuing Equity Owners.

Up-C Structure and Tax Receivable Agreements

Our corporate structure following the IPO is commonly referred to as an umbrella partnership-C corporation (“Up-C”) structure, which is often used by partnerships and limited liability companies when they undertake an initial public offering of their business. The Up-C structure allows the Tax Receivable Agreements Participants (“TRA Participants”) to retain their equity ownership in Flowco LLC and to continue to realize tax benefits associated with owning interests in an equity that is treated as a partnership, or “flow-through” entity, for United States (U.S.) federal income tax purposes. Investors in and after the IPO, by contrast, hold their equity ownership in our Company, a Delaware Corporation that is domestic corporation for U.S. federal income tax purposes, in the form of shares of Class A common stock. One of the tax benefits to the TRA Participants associated with this structure is that future taxable income of Flowco LLC that is allocated to the TRA Participants will be taxed on a flow-through basis and, therefore, will not be subject to corporate taxes at the entity level. The Up-C structure also provides the TRA Participants with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded. The TRA Participants and Flowco Holdings also expect to benefit from the Up-C structure as a result of certain cash tax savings arising from redemptions or exchanges of the TRA Participants’ LLC Interests for Class A common stock or cash, and certain other tax benefits covered by the Tax Receivable Agreement discussed under Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence – Tax Receivable Agreement and Part I, Item 1A. Risk Factors – Risk Factors Related to our Organizational Structure.

In general, the TRA Participants expect to receive payments under the Tax Receivable Agreement of 85% of the amount of certain tax benefits, and Flowco Holdings expects to benefit in the form of cash tax savings in amounts equal to 15% of certain tax benefits. Any payments made by us to the TRA Participants under the Tax Receivable Agreement will reduce cash otherwise arising from such tax savings. We expect such payments will be substantial.

As described below under Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence-Tax Receivable Agreement, prior to the completion of the IPO, we entered into the Tax Receivable Agreement with Flowco LLC and the TRA Participants that provides for the payment by Flowco Holdings to the TRA Participants of 85% of the amount of tax benefits, if any, that Flowco Holdings actually realizes (or in some circumstances is deemed to realize) as a result of (i) Basis Adjustments, (ii) Section 704(c) Allocations, and (iii) certain tax benefits (such as interest deductions) arising from payments made under the Tax Receivable Agreement.

Redemption Rights of Holders of LLC Interests

The Continuing Equity Owners may, subject to certain exceptions, from time to time at each of their options require Flowco LLC to redeem all or a portion of their LLC Interests in exchange for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of our Class A common stock for each LLC Interest redeemed, in each case, in accordance with the terms of the Flowco LLC Agreement; provided that, at our election, we may effect a direct exchange by Flowco Holdings of such Class A common stock or such cash, as applicable, for such LLC Interests. The Continuing Equity Owners may, subject to certain exceptions, exercise such redemption right for as long as their LLC Interests remain outstanding. See “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence – IPO and Reorganization Transactions.” Simultaneously with the payment of cash or shares of Class A common stock, as applicable, in connection with a redemption or exchange of LLC Interests pursuant to the terms of the Flowco LLC Agreement, a number of shares of our Class B common stock registered in the name of the redeeming or exchanging Continuing Equity Owner will automatically be transferred to us and will be cancelled for no consideration on a one-for-one basis with the number of LLC Interests redeemed or exchanged.

PART I

Item 1. Business

Overview

We are incorporated under the laws of the state of Delaware, and our common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “FLOC.” Our operations are located in the United States (US). Our corporate headquarters are located at 1300 Post Oak Blvd., Suite 450, Houston, Texas 77056.

We are a leading provider of production optimization, artificial lift and methane abatement solutions for the oil and natural gas industry. Our products and services include a full range of equipment and technology solutions that enable our customers to efficiently and cost-effectively maximize the profitability and economic lifespan of the production phase of their operations. Our principal products and services are organized into two business segments: (i) Production Solutions; and (ii) Natural Gas Technologies. Our core technologies include high pressure gas lift (“HPGL”), conventional gas lift, plunger lift and vapor recovery unit (“VRU”) solutions, all of which are overlaid by our proprietary digital technologies and solutions that enable real-time remote monitoring and control to maximize efficiencies for our products and services. These products and services, including proprietary technologies such as HPGL, which was pioneered by Estis, hold, in their respective categories, leading positions in growing markets, and are used extensively by the largest oil and natural gas producers primarily in the U.S.

We generate revenues throughout the long production lives of oil and natural gas wells. As of December 31, 2024, we had a fleet of over 4,300 active systems enabling consistent revenue generation. We also sell other products and services that help our customers optimize the value of their assets. We believe that the demand for our products and services is more stable than the demand for drilling and completion related services, and this demand has resulted in a more durable, recurring cash flows for our products and services compared to many other oilfield services. The production phase of a new oil or natural gas well begins when it is brought online. From this point forward, the rate of production is determined by the geological characteristics of the reservoir from which the well is producing, the design and construction of the wellbore from the reservoir to the surface, and the elapsed time since the well is brought online. This rate of production typically falls over time as the natural reservoir pressure declines and becomes insufficient to bring oil and natural gas to the surface. This decline is particularly steep for shale wells found in onshore North American oil and natural gas basins.

Artificial lift and production optimization technologies are essential to counteracting this decline, increasing production rates, and maximizing hydrocarbon recovery, all of which improve the economics of a producing well. Artificial lift enables the economic production of oil and natural gas from shale wells that would be otherwise uneconomic. As a result, operating expenses associated with production optimization are less discretionary in nature, placing our solutions on a critical path for producers to generate positive returns and maximize the value of their wells. Furthermore, the production phase is the most stable and least capital-intensive phase of the well lifecycle, driving consistent revenue, durable earnings and stable through-cycle performance for our business. Our products are chosen due to their reliability and ability to aid our customers in achieving maximum output and cash flow from their producing wells. Our products and services also integrate proprietary digital technologies that allow for remote monitoring and other enhanced uses of our equipment.

Our VRUs and other methane abatement solutions capture fugitive emissions of methane and other hydrocarbons that are heavier than methane—such as ethane, propane, and butane, which is a natural by-product of oil production. As oil flows to the surface and is processed at the wellsite, methane is released as associated gas. Since methane is a very small molecule, much of it escapes as fugitive emissions. In addition, many sources of potential methane emissions exist throughout the natural gas value chain. By capturing these fugitive emissions, our VRUs and other methane abatement solutions allow for monetization of the resulting incremental natural gas volumes and enable our customers to meet their decarbonization goals and comply with regulatory requirements. These innovative and proprietary methane abatement solutions extend across each of our core technologies and can be used on their own as well as in conjunction with our other products and services. Demand for these solutions was initially driven by safety benefits, but accelerated as producers became more aware of the value of monetizing captured vapors, leading to high return on investment outcomes for our customers. Due to recent and emerging regulatory requirements aimed at reducing fugitive methane emissions across oil and natural gas operations from numerous federal and state-level entities, operating expenses associated with our methane abatement solutions have become increasingly required and therefore non-discretionary in nature. We hold a leading position in the rapidly growing VRU market, which is driven by both economic and environmental benefits, and we have helped drive adoption of our methane abatement solutions with our customers.

Our Asset Footprints

We have an operating presence in every major onshore oil and natural gas producing region in the U.S. and have cultivated deep and longstanding customer relationships with leading oil and natural gas producers in each region, including supermajors and large independent producers. We are headquartered in Houston, Texas with major service facilities in Midland, Texas; Carlsbad, New Mexico; and Williston, North Dakota. We operate manufacturing and repair facilities in El Reno, Oklahoma; Houston, Fort Worth, Kilgore and Pampa, Texas; and Lafayette, Louisiana. Our service centers are geographically positioned near our customers’ operations, enabling us to rapidly deploy our solutions and provide responsive, high-quality service nationwide.

Business Segments

Our business currently operates under two segments: (i) Production Solutions; and (ii) Natural Gas Technologies.

Production Solutions

We design and deliver products and services that enable our customers to optimize oil and natural gas production rates and volumes to maximize cash flow over the decades-long lives of their wells. We provide systems applicable to wells from initial production through their natural decline to late-life production, as well as digital technologies that enable the optimization of our systems’ performance and uptime. We also provide methane abatement solutions that enable our customers to capture and monetize fugitive methane emissions, improving the profitability of their wells and their compliance with recent and forthcoming emissions-related regulatory requirements. On a given well, our customers often use three of our production solutions offerings concurrently, utilizing our digital technologies and methane abatement solutions in conjunction with HPGL, conventional gas lift or plunger lift. Furthermore, in many instances, our customers utilize all of our production solutions over the life of a well, as our HPGL transitions to conventional gas lift in mid-stage production, which transitions to plunger lift in later-stage production. In some instances, customers install conventional gas lift components such as side-pocket mandrels at the same time as HPGL, even though the former may not be used for more than a year. We believe our integrated scope of services throughout the life of the well promotes retention and long-term partnerships with our customers. Our production solutions include:

•
High Pressure Gas Lift. HPGL systems are placed at the wellsite to inject pressurized natural gas into the wellbore. These systems are typically installed when a well is initially brought online and utilized for the first one to two years of the well’s life. High pressure gas injected deep in the well lightens the liquid column, enabling the flow of oil from the formation into the wellbore at flow rates significantly higher than what is otherwise possible. We believe our HPGL systems can deliver the same, or better, production rates when compared to electrical submersible pump (“ESP”) systems, which are commonly used for the initial phase of a well’s production. We developed HPGL technology to address several issues in shale well production which became apparent when the shales emerged as a major new source of oil, and which can impact the reliability of ESPs. HPGL is designed to operate effectively over a wide range of production rates and to be resilient to produced sand. The rapid decline rates and sand production typical of shale wells can lead to failure of ESP systems, resulting in lost production and a costly intervention and replacement of downhole components. Unlike ESPs, HPGL requires no downhole components beyond the tubing string that is installed on all unconventional wells. The system is entirely controlled and accessible from the surface, leading to improved uptime and return on investment for the producer. HPGL units are provided to customers under contracts which are typically renewed multiple times. We believe the high level of contract renewal is due to the high reliability of our systems and our high levels of customer service.
•
Conventional Gas Lift. Conventional gas lift systems utilize surface systems placed at the wellsite to inject pressurized natural gas into the wellbore via a series of specifically tuned downhole valves. Conventional gas lift is typically installed after HPGL and utilized in the mid- to late-stage of a well’s producing life. We are the only company capable of providing a comprehensive, customized conventional gas lift system since we provide both surface gas lift systems and high-precision downhole valves, mandrels and gauges. Over the life of the well, we work closely with our customers to modify both the surface and downhole equipment to optimize the value of the well as conditions change. This process of technical consultation and provision of new services and products continues throughout the life of the well, which may span a decade or more.
•
Plunger Lift. We sell proprietary plunger lift systems that use the well’s natural energy to lift produced liquids to surface. These systems first allow the well’s natural pressure to build and then release the pressure into production equipment at surface, then repeat the cycle. The periodic release of pressure lifts produced liquids to surface, enabling the production of both oil and natural gas. Plunger lift systems are typically installed on wells that have already been producing for multiple years. In many instances, customers transition from our conventional gas lift systems to our plunger lift systems, often as a direct result of our life-of-well integrated solutions. In recent years, plunger usage has increased due to new designs that have widened their applicability, further enhanced by our digital solutions that can optimize the timing of the process. As a result, we are seeing increased adoption of our plunger lift solutions and displacement of rod lift. We sell plunger lift systems to our customers both upon initial installation of a plunger lift system and thereafter as these multi-year solutions require routine maintenance and replacement of key components. Applicability of our plunger lift systems has also expanded with the development of hybrid systems combining plunger-assisted gas lift (“PAGL”); and gas-assisted plunger lift (“GAPL”). In these applications, the build-up of formation gas pressure is supplemented with surface equipment that we also provide for conventional gas lift applications.
•
Digital Solutions. We employ innovative and proprietary digital solutions to enhance the performance of our various Production Solutions segment offerings, enabling our customers to improve their oil and natural gas well economics by making more informed and timely operational decisions. Our proprietary Vizion downhole gauges are designed to operate in extreme downhole conditions, providing producers with accurate real-time information about the well, reservoir and lift system to improve critical decision making. Our remote monitoring solutions allow our customers to remotely monitor and optimize production across their well pads. Our automation solutions easily integrate with our gauges, devices and control systems to enable producers to effectively and efficiently operate their wells.
•
Methane Abatement Technologies. We also manufacture and install proprietary methane abatement technologies that allow producers to reduce fugitive methane emissions associated with their wellsite operations. Marketed under our ZTECH4 brand name, these include Sentry, our bolt-on emissions reduction technology that can be retrofitted to compressor packages; and Vault, our natural gas recycling system that reduces the need to flare or vent methane during maintenance. In all cases, our methane abatement technologies enable the operator to monetize valuable methane and to meet their decarbonization goals.

Natural Gas Technologies

We design and manufacture products and provide services that allow our customers to optimize cash flow related to natural gas production and monetize or utilize fugitive emissions related to producing oil and natural gas wells and other emissions-prone operations. We also provide ancillary and complementary products and services, as well as develop and sell related digital solutions in connection with these technologies. Our natural gas technologies include:

•
Vapor Recovery. We manufacture, rent, sell and service VRU systems that capture fugitive natural gas vapors through a specialized system stationed on a well pad or in proximity to any methane emissions-prone component in the natural gas and unconventional oil value chains. The fugitive vapors are then compressed and typically delivered into the sales line for monetization by the customer or can be returned downhole to assist with artificial lift or production optimization. Our VRU systems employ digital applications that provide real-time data monitoring, predictive maintenance analytics and remote control, driving uptime and cash flows for our customers and preserving and maintaining our VRU assets. We offer most of our VRU systems on a contracted basis to our customers. We believe we have a high rate of contract renewal and long-term deployments due to the high reliability of our systems and our high levels of customer service. In addition, when requested, we will also sell systems directly to customers.
•
Natural Gas Systems. We manufacture natural gas systems at our domestic facilities. We focus on packaging systems tailored to production optimization applications, including those provided by our Production Solutions segment. In addition to manufacturing units for our own use in our Production Solutions segment, we also sell these systems directly to traditional contract systems service providers.

Our Competitive Strengths and Competitions

Our objective is to create value for our stockholders by serving as the leading provider of production optimization, artificial lift and methane abatement solutions that help our customers maximize production and profit at the wellhead through a comprehensive offering of proprietary products and services. We believe that the following strengths differentiate us from our peers and position us well to execute on our strategy:

•
Market leadership. We are a leading production optimization, artificial lift and methane abatement solutions provider to producers in every major onshore U.S. oil and natural gas producing region. We are solely focused on this segment of the market and our capital allocation strategy allows us to pursue product development and growth in response to planned and emerging customer demands. We design, manufacture, sell, rent and service products engineered to enable our customers to maximize the value of their assets by optimizing production through the life of their producing oil and natural gas wells. Because our products and services are focused on optimizing oil and natural gas well production throughout a well’s life and driven by our customers’ non-discretionary operating expenditures over the multi-decade lifecycle of their wells, rather than cycle-driven capital expenditure budgets for drilling and completions, we are positioned to generate highly durable earnings. Our products are sold under a collection of premier brands with strong recognition and reputations for superior performance and reliability.
•
Superior technologies. We have built our business through a focus on new product innovation and the development of leading technologies. Our HPGL solutions, a technology that we pioneered in partnership with one of our leading customers, accelerate initial production of oil-producing wells. We believe HPGL is a more reliable alternative to other methods of high-flow artificial lift, including ESP systems, as it has no electrical or moving downhole parts and it eliminates downhole failures which lead to lost production and substantial intervention and pump replacement costs, thereby maximizing producers’ cash flow and return on capital employed. Our vapor recovery systems and methane abatement solutions allow for the safe capture and monetization of high value natural gas that would otherwise be vented or flared, providing a meaningful uplift to our customers’ gas production stream cash flows. In addition, these systems assist our customers to meet tightening emissions regulations and their decarbonization goals. We have made continuous improvements to our plunger lift system design that maximizes efficient and economical production for our customers’ wells, positioning our plunger lift solutions as an attractive option for wells in more mature stages of production and which are displacing rod lift for many applications. We believe our product offerings within each of these categories hold leading market positions due to their superior performance, industry-leading reliability and high return on investment for our customers. Our leading fleet mechanical availability across the breadth of our installed equipment further differentiates us as the preferred partner for many of our customers due to the significant costs of failure and downtime for those systems. Our digital and automation technologies further enhance customer outcomes through real time remote monitoring, valuable analytics and remote operations capabilities that help to optimize production and improve operational safety and efficiency. Furthermore, we have an active pipeline of potential new and differentiated technologies across various stages of development to further enhance our existing offerings so that we may continue to play an important role in partnership with our customers.
•
Integrated service offerings. While our technology offerings individually provide considerable value for our customers on their own, we believe our broad scope of production optimization, artificial lift and methane abatement solutions and our ability to provide seamless service transition across the decades-long lifecycle of a well drives retention and supports long-term partnerships with our customers. Additionally, upstream consolidation is driving customer demand for providers of highly reliable and comprehensive solutions that enable them to optimize the cash flow of their asset base. We believe that our ability to integrate our services and facilitate cost-effective and operationally seamless transitions of our solutions during the long producing lives of wells distinguishes Flowco from our competitors, positions us as a preferred partner for our customers.
•
Stable cash flows. We believe that our focus on oil and natural gas production, rather than drilling and completion, places us on the critical path to maximizing the value of our customers’ wells. Our revenues are generated across the long life of a producing well, which after being drilled and completed over several weeks, may remain on production for decades. Furthermore, unlike the drilling and completions markets, which have been volatile in recent years, the more attractive domestic artificial lift market, which is driven by non-discretionary operating expenditures, has grown significantly as producers increasingly focus on production optimization and artificial lift as an enabler for their unconventional reservoir development and a catalyst for improved output from producing wells, which leads to more durable cash flow generation for our business, even in cyclical market scenarios.
•
Supply chain integration. We operate a vertically integrated business model across all of our product categories which drives our technology leadership and further enhances our competitiveness with regard to reliability, performance and capital investment. We domestically manufacture our core technologies including HPGL and VRU, as well as our traditional surface gas lift systems, gas lift valves, mandrels, plunger lift systems and other products. Our commitment to domestic manufacturing minimizes the risk of delays or quality issues inherent with international and domestic third-party vendors. Additionally, coupled with our experience in developing innovative technological solutions, our vertically integrated supply chain gives us the ability to rapidly refine and advance changes to product design or address customer-specific requests. We believe our vertically integrated supply chain reduces our rental fleet capital expenditures by capturing manufacturing margin, underpins our industry-leading margins, and coupled with the long useful lives and low maintenance capital requirements of our assets, drives our leading returns and free cash flow profile. Moreover, our digital-enabled solutions support optimized operations with real-time monitoring and predictive analytics, further supporting performance and reliability for our products and extending the useful lives of our assets over multiple decades. We believe we are uniquely positioned in the market as an attractive option for our stockholders to participate in continued growth in our core business characterized by attractive free cash flow and returns.
•
Diverse and stable customer base. Our platform serves substantially all of the top U.S. oil and natural gas producers. These well-capitalized producers provide reliable continuing cash flows, as well as significant opportunities for further growth across our product and service offering. We believe as producers further consolidate, they will continue to focus on optimizing and maximizing the value of their production streams, while exercising capital discipline in drilling and completion programs. Also, as a result of this consolidation, producers will increasingly gravitate toward full-cycle, comprehensive solutions, such as those that we offer. Our revenue generation is well diversified across a wide range of customers. Our differentiated products and services have driven superior returns for our customers due to their performance and reliability and have facilitated high retention and low churn with our diversified customer base. We have strong and lasting relationships with our key customers, and given our market leadership in our main segments, we have successfully partnered with our customers to bring new solutions to market. Our products and services are utilized across all major onshore oil and natural gas producing regions in the U.S.
•
Continuous improvements. We leverage our leading technical expertise to make continuous improvements to our suite of proprietary and digital-enabled technologies and solutions, further supported by data collection from our industry-leading installed base of operating equipment. The enhanced application of our products and services through real-time monitoring, actionable analytics, automation and remote operations helps our customers maximize the value of our solutions through safe and efficient operations due to their durability and reliability, which is born out through rigorous testing in accordance with stringent performance standards. We also own a significant portfolio of patents, trademarks, licenses and other intellectual property that underpins our suite of innovative solutions. Furthermore, we have an active pipeline of new differentiated technologies across various stages of development that will add value for the customer through optimized production while helping them decarbonize their operations. We believe our customers will continue to adopt automation to drive productivity and efficiency in the coming years. Digital technology has become increasingly important as producers seek to improve reservoir performance and increase oil and natural gas recovery and profitability throughout the well lifecycle.
•
Extensive and reliable fleet base. Several of our service lines include an installed base of equipment that are provided to our customers under term contracts. The majority of our surface systems, including HPGL and conventional gas lift systems, as well as our vapor recovery units, are long-lived assets that require minimal ongoing maintenance expenditures and are deployed for long durations in connection with services to our customers. The breadth of our core technologies enables us to offer our customers solutions that seamlessly transition across the full well lifecycle and the ever-changing production profiles. Based on the design and operating footprint of our solutions, progressing to other Flowco solutions along the life of the well minimizes switching costs resulting from changing providers and reduces downtime and costs associated with requiring intervention to support such transitions, ultimately improving the cash flows of our customers. This dynamic, bolstered by the enhanced performance and reliability of our solutions, drives customer retention, long-duration deployments and visibility into stable cash flows for our business.
•
Strong balance sheet. We believe that maintaining a strong balance sheet provides ample access to capital and financial and operational flexibility, which enables us to achieve our strategic objectives. Access to liquidity and conservative leverage has supported our growth through prior industry cycles by allowing us to invest in our human capital and our continuous pursuit of improvement to our production optimization, artificial lift and methane abatement solutions, while also ensuring our high service quality standards are maintained. We believe that our cash flow, liquidity and leverage profile will allow us to meet our organic growth objectives in the near term. Our focus on our financial strength and flexibility through preserving a prudent balance sheet also enables us to take advantage of strategic acquisition opportunities.

Our Sustainable Leadership and Business Strategies

We intend to achieve our primary business objectives by successfully executing them on the following strategies:

•
Pursue continued growth. We are a pure play production optimization, artificial lift and methane abatement solutions provider to the largest oil and natural gas producers in the U.S. We intend to maintain and strengthen our market leading position through continuous product and service offering improvements and a focus on driving superior returns for our customers in their efforts to maximize the profitability and economic lifespans of their producing wells. Through our broad suite of solutions within our Production Solutions and Natural Gas Technologies segments, we are uniquely positioned to serve all of our customers’ requirements in these key disciplines. We expect the demand for production optimization, artificial lift and methane abatement solutions to continue to rise, and many of our customers are currently utilizing Flowco products in one or more but not all of our product categories. We believe there is ample opportunity for us to accelerate growth in our business by capturing additional revenue with key customers through cross-selling of additional Flowco products and services in the near term.
•
Optimize our business to generate superior returns. Our commitment to superior returns, reinforced by our management team’s meaningful ownership in the business, is reflected in our industry-leading returns. We intend to maintain our pursuit of maximizing total stockholder return through a comprehensive capital allocation strategy, including organic growth, mergers and acquisitions (“M&A”) and dividends. Each capital allocation decision will be viewed through the lens of enhancing stockholder returns. In addition to our organic growth strategy, we intend to opportunistically pursue inorganic growth through disciplined sourcing and evaluation of M&A opportunities. Any potential acquisitions will focus on providing complementary solutions or capabilities that offer a strong strategic or synergistic fit and that will enable us to generate accretive value to our customers without impairing our profitability, cash flow profile or balance sheet strength. Our predecessor has an impressive and well-documented history of returning cash to investors through distributions while maintaining low leverage. We currently intend to pay a dividend from available funds and future earnings on our Class A common stock.
•
Focus on customers’ needs. Through our broad suite of efficiency-driven solutions for optimizing uptime and profitability, we are uniquely positioned to serve customers across their operating geographies and throughout the decades-long lives of their wells. The scope of our product offerings and exclusive focus on the production phase of the well lifecycle allows us to work with customers to provide optimal solutions both as their well production profiles change over time and through continuous product innovation. We strategically target the production phase, as it is the most stable and least capital-intensive phase of the well lifecycle. By targeting products and services in this phase, we have achieved greater durability of revenue, cash flow and through-cycle performance for our business. This focus has also resulted in improved consistency and greater visibility into revenue and stability of cash flow generation due to exposure to customers’ ongoing and non-discretionary operating expense budgets, as opposed to capital expense budgets. Unlike drilling and completion activities, which can be measured in weeks, wells produce oil and natural gas for many decades. Our products and services are chosen by our customers due to their reliability and ability to achieve maximum output from their wells, in addition to assisting them with their decarbonization efforts through monetization and use of fugitive gas emissions.
•
Pursue disciplined growth in the U.S. through innovation and increased penetration in our key product lines. We expect to grow our presence in the U.S. by capitalizing on important trends in the oil and natural gas industry that play to our strengths. Gas lift, including HPGL, is seeing increasing adoption as oil and natural gas producers are increasingly concerned about the reliability of their artificial lift systems. We believe gas lift is more reliable than ESPs due to having fewer electrical and moving parts downhole, which leads to a superior value proposition through the elimination of downhole failures which result in lost production and substantial intervention and pump replacement costs. Furthermore, when compared with ESPs, gas lift systems are generally more tolerant of high temperatures and pressures, better suited for handling sand and other solids, more resilient to changing well conditions and easier to maintain. We currently serve a significant portion of the addressed HPGL market and intend to uphold our market leading position as we continue to grow into the largely unaddressed TAM. Oil and natural gas producers are also increasingly motivated to capture previously vented natural gas vapors through the use of our VRUs, due to both economic and regulatory incentives. We were instrumental in helping our customers realize and adopt this technology and we expect to see further adoption by oil and natural gas producers. We believe we are the largest provider serving the largely unaddressed North American market for VRUs. Importantly, the growth outlook for gas lift and VRU demand is not dependent on drilling and completion activity. We are also well-positioned to achieve growth in our methane abatement solutions as industries beyond oil and natural gas producers, such as the midstream, refining and downstream industries and adjacent emissions-prone industries such as waste, ammonia and agriculture, seek to address their emissions challenges across their value chains.
•
Leverage our vertically integrated supply chain to continuously innovate. We are dedicated to maintaining and enhancing our vertically integrated supply chain to continue our strong track record of innovation and rapid product development, and to enhance our profitability and returns. Our commitment to continuous improvement across our core product suite spurs new product initiatives both internally and while working closely with our customers throughout the product lifecycle. Many of our products are installed and on location with customers for months or years at a time, leading to abundant data and feedback from customers on product performance, outcomes and improvement opportunities. For example, we pioneered the HPGL technology in 2017 alongside one of our key customers in our conventional gas lift market. Today, HPGL has become a preferred alternative to ESPs due to the elimination of downhole equipment failures, which lead to lost production and intervention and pump replacement costs associated with ESP usage. Additionally, our VRUs offer increased safety and economic value capture while making meaningful emissions reductions at the wellhead. While many of our customers initially sought to employ VRUs due to environmental and decarbonization goals, they now leverage VRUs as an economic driver to monetize fugitive emissions with high value gas vapors. As customer demand grows, our domestic manufacturing footprint can support additional scale while mitigating risks associated with sourcing important components, enabling us to capture manufacturing margin and enhance return on our service equipment. We have also strategically positioned our operations near some of the most prolific oil and natural gas plays in the U.S. This enables us to responsively deploy products and services based on market needs to the most significant areas of active oil and natural gas production across the U.S., which maximizes customer uptime and ensures high-quality service.
•
Continually seek strategic partnership with our customers. We continually seek opportunities to enhance our partnerships with customers by innovating and developing methane abatement solutions that help them to optimize the profitability of their production operations, by monetizing their fugitive gas emissions while also supporting their compliance with recent and emerging regulatory requirements. To minimize natural gas vapors emissions, we provide vapor recovery systems to capture and monetize natural gas and volatile organic compounds during the separation and storage of oil, natural gas and produced water from operating reservoirs, precluding the need to vent or flare these valuable hydrocarbons. We also provide solutions to reduce fugitive emissions from the operations and maintenance of compressors used in oil and natural gas operations. The value proposition of our solutions is reinforced by our data-driven digital offerings, which optimize the performance of equipment at the wellsite and help our customers quantify their economic and environmental benefits. In addition to addressing the growing demand for methane abatement solutions from the oil and natural gas industry, we intend to expand and adapt our portfolio of proprietary emissions solutions to scale our value proposition to customers downstream of the wellsite, such as the midstream and refining industries, as well as adjacent high-emission industries such as waste, ammonia and agriculture.
•
Thrive to constantly attract and retain best-in-class personnel. Our industry leadership and expertise are underpinned by a strong entrepreneurial culture of customer-driven innovation and service and our ability to attract and retain best-in-class talent and leaders. We have attracted, and expect to continue to attract, some of the most experienced and well-respected managers, technical personnel and service professionals in the industry. Our senior management team has extensive operational, financial and managerial experience in businesses operating across multiple stages of the well lifecycle. We will continue to invest in securing and developing top talent at all organizational levels. Our people are a key component of our mission to continue to deliver innovative efficiency-driven solutions and profitability for our customers.

Patents, Trademarks and Other Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws as well as confidentiality procedures and contractual provisions to protect our proprietary software and our brands. We have registered patents with respect to certain of our products, which, once issued, provide 20 years of protection as counted from the patent’s filing date. We have also registered or applied to register certain of our trademarks in the United States and several other countries. Once registered in the U.S., our trademarks can be renewed regularly (generally, every 10 years) as long as they continue to be commercially utilized in the U.S. We also license intellectual property from third parties, including software that is incorporated in or bundled with our proprietary software applications. We generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including entering into non-disclosure and confidentiality agreements with both our employees and third parties.

Seasonality

Our results of operations have not historically been materially affected by seasonality, and we do not currently have reason to believe that seasonal fluctuations will have a material impact in the foreseeable future.

Legal Proceedings

We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.

Insurance

We believe that our insurance coverage is customary for our industry and adequate for our business operations. As such, we review our safety equipment and procedures, and carry insurance to protect ourselves against most, but not all, risks in our business operations. To address the hazards inherent in our business, we maintain insurance coverage that includes physical damage coverage, third-party general liability insurance, employer’s liability, environmental and pollution, cybersecurity, and other coverage. These coverages are subject to deductibles, and coverage for environmental- and pollution-related losses is subject to significant limitations. Certain types of losses are also generally not insured by us because they are either uninsurable or not economically insurable, such as losses caused as a result of inability to deliver on time or at the right quality, or losses occasioned by willful misconduct, criminal acts, fines and penalties and various perils associated with war and terrorism. Accordingly, our insurance policies may not be sufficient to adequately insulate us from a claim that exceeds policy limits or against every circumstance or hazard to which we could be subject. An uninsured loss, a loss that exceeds the limits of our insurance policies or a succession of such losses could have a material adverse effect on our business, operations and financial condition.

In addition to the property damage, personal injury and other losses from these accidents, the frequency and severity of these incidents may affect our operating costs and insurability and our relationships with customers, employees, regulatory agencies and other parties. Any significant increase in the frequency or severity of these incidents, or the general level of compensation awards or regulatory enforcement sanctions, could adversely affect the cost of, or our ability to obtain, workers’ compensation and other forms of insurance, and could have other material adverse effects on our financial condition, our results of operations or our ability to operate. For additional details, see “Risk Factors - Risk Factors Related to Our Business and Industry,” which is incorporated by reference in this Item 1 section of the Annual Report.

Regulatory, Environmental and Safety Matters

We are subject to stringent federal, state, and local governmental laws and regulations pertaining to protection of the environment and occupational safety and health. Compliance with environmental legal requirements in the U.S. at the federal, state or local levels may require acquiring permits to conduct regulated activities, incurring costs to limit or prevent emissions, discharges and any unauthorized releases, and complying with stringent practices to handle, recycle and dispose of certain wastes. Permits and approvals can be denied or delayed, which may cause us to lose potential and current customers, interrupt our operations, and limit our growth and revenue. Moreover, failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, imposition of remedial obligations, and the issuance of injunctions delaying or prohibiting operations. These laws and regulations include, among others:

•
The Clean Air Act (the “CAA”);
•
The Clean Water Act (the “CWA”);
•
The Safe Drinking Water Act (the “SDWA”);
•
The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”);
•
Resource Conservation and Recovery Act (“RCRA”);
•
Endangered Species Act (“ESA”);
•
The Occupational Safety and Health Act (“OSHA”); and
•
Rules surrounding regulations of GHG and climate change.

The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment and thus any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly waste handling, storage transport, disposal, or remediation requirements could have a material adverse effect on our financial position and results of operations. We may be unable to pass on such increased compliance costs to our customers. While any changes, or additions to, or more stringent enforcement of existing environmental laws and regulations could have a material adverse effect on us, we believe that we are in substantial compliance with all of these environmental laws and regulations. While compliance with existing environmental laws and regulations has not had a material adverse effect on our operations, we can provide no assurance that this will continue in the future. We and our customers are subject to extensive environmental and health and safety laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.

Air emissions

The CAA and comparable state laws regulate emissions of air pollutants from various industrial sources and impose certain monitoring and reporting requirements. Such emissions are regulated by air emissions permits, which are applied for and obtained through various state or federal regulatory agencies. Any such determinations could have the effect of making projects more costly than our customers expected and could require the installation of more costly emissions controls, which may lead some of our customers not to pursue certain projects.

Increased obligations of operators to reduce air emissions of nitrogen oxides and other pollutants from internal combustion engines in transmission service have been imposed by governmental authorities. For example, the U.S. Environmental Protection Agency (“EPA”) has published regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines, also known as Quad Z regulations. The NYSE rule requires us to undertake certain expenditures and activities, including emissions control equipment on certain compressor engines and generators. We also are subject to air regulation at the state level. For example, the Texas Commission on Environmental Quality (“TCEQ”) has adopted revisions to certain air permit programs that significantly increase the air permitting requirements for new and certain existing oil and natural gas production and gathering sites for 15 counties in the Barnett Shale production area. The TCEQ has stated it will consider expanding application of the air permit program statewide. Although at this point, we cannot predict the cost to comply with such requirements if the geographic scope is expanded, any additional regulation of air emissions from the oil and natural gas sector could result in increased expenditures for pollution control equipment, which could impact our customers’ operations and negatively impact our business. There can be no assurance that future requirements compelling the installation of more sophisticated emissions control equipment would not have a material adverse impact on our business, financial condition, results of operations, and cash available for distribution.

Climate change

State, national and foreign governments and agencies continue to evaluate, and in some instances adopt, climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases. Changes in environmental requirements related to GHG emissions, climate change, hydraulic fracturing and alternative energy sources may negatively impact demand for our services. Other energy legislation and initiatives could include a carbon tax or cap-and-trade program. At the state level, many states, including the states in which we or our customers conduct operations, have adopted legal requirements that have imposed new or more stringent permitting, disclosure, or well construction requirements on oil and natural gas activities. In addition, almost half of the states have begun to address GHG emissions, primarily through the planned development of emissions inventories or regional GHG cap-and-trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations.

Since our business depends on the level of activity in the oil and natural gas industry, existing or future laws, regulations, treaties, or international agreements related to GHG emissions and climate change, it may reduce demand for oil and natural gas and could have a negative impact on our business. In addition, our business, compliance obligations and financial and operational results could be impacted by initiatives to address GHG emissions and climate change and incentives to conserve energy or use alternative energy sources. For example, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) appropriates significant federal funding for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. In addition, the Inflation Reduction Act imposes the first ever federal fee on the emission of greenhouse gases (“GHG”) through a methane emissions charge. In January 2024, the EPA issued a proposed rule to impose and collect the methane emissions charge authorized under the Inflation Reduction Act. At the international level, Former President Biden issued an executive order on January 20, 2021, recommitting the United States to the “Paris Agreement,” a United Nations-sponsored agreement for nations to limit their GHG emissions through individually determined reduction goals every five years after 2020. In April 2021, Former President Biden announced a new, more rigorous nationally determined emission level of 50-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. In November 2021, the international community gathered at the COP26 in Glasgow, during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and further action on non-carbon dioxide GHGs. More recently, at the COP28 hosted by the United Arab Emirates in December 2023, parties signed onto an agreement to transition “away from fossil fuels in energy systems in a just, orderly, and equitable manner” and increase renewable energy capacity so as to achieve net zero by 2050, although no timeline for doing so was set. The impact of these orders, pledges, and agreements, and any legislation or regulation promulgated to fulfil the United States’ commitments under the Paris Agreement, COP26, COP28, or other international conventions cannot be predicted at this time, and it is unclear what additional initiatives may be adopted or implemented. These developments could further accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could reduce demand for our products and services and negatively impact our business.

Many of our products and services are designed to facilitate our customers’ needs to decrease emissions and integrate alternative energy sources into their operations, and we also attempt to do the same to pursue economically beneficial opportunities to reduce our environmental footprint. To that end, we are reducing the use of pneumatic devices and improving cylinder packing materials to reduce our emissions of nitrogen oxide, carbon monoxide, carbon dioxide, and VOCs.

Water discharge

The CWA and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, such as dredge and fill material, into waters of the U.S. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA also requires the development and implementation of spill prevention, control, and countermeasures, including the construction and maintenance of containment berms and similar structures, if required, to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture, or leak at such facilities. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil, and criminal penalties as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

Our artificial lift and production enhancement products and our related services do not generate process wastewaters that are discharged to waters of the U.S. In any event, our customers assume responsibility under the majority of our standard service contracts for obtaining any permits, including permits that may be required under the CWA, whether for discharges or developing property by filling wetlands. On January 18, 2023, the EPA and the U.S. Army Corps of Engineers issued a final rule revising the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the CWA (“2023 WOTUS Rule”). On May 25, 2023, the U.S. Supreme Court invalidated parts of the 2023 WOTUS Rule in its decision in Sackett vs. EPA. In response to Sackett, the EPA issued a final rule conforming its definition of WOTUS to the Sackett decision and narrowing federal jurisdiction under the CWA. That rule became effective on September 8, 2023. Changes to the jurisdictional reach of the CWA could cause our customers to face increased costs and delays due to additional permitting and regulatory requirements, and possible challenges to permitting decisions.

Safe Drinking Water Act

A significant portion of our customers’ oil and natural gas production is developed from unconventional sources that require hydraulic fracturing as part of the completion process.

Legislation to amend the SDWA to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed from time to time and the U.S. Congress continues to consider legislation to amend the SDWA. Several states have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing, including prohibitions on the practice. We cannot predict the future of such legislation and what additional, if any, provisions would be included. If additional levels of regulation, restrictions, and permits were required through the adoption of new laws and regulations at the federal or state level, or if the agencies that issue the permits develop new interpretations of those requirements, it could lead to delays, increased operating costs, and process prohibitions that could reduce demand for our services and products, which could materially adversely affect our revenue and results of operations.

Site remediation

CERCLA and comparable state laws may impose strict, joint, and several liability without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the current and former owners and operators of the site where the hazardous substance release occurred and any company that transported, disposed of, or arranged for the transport or disposal of the hazardous substance released at the site. Under CERCLA, such persons may be liable for the costs of remediating the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. In addition, where contamination may be present, neighboring landowners and other third parties sometimes file claims for personal injury, property damage, and recovery of response costs. While we generate materials in the course of our operations that may be regulated as hazardous substances, we have not received notification that we may be potentially responsible for cleanup costs under CERCLA at any site.

Our revenue-generating compression units typically are installed on properties owned or leased by third-party customers and operated by us pursuant to terms set forth in services contracts executed by those customers. Under most of our services contracts, our customers must contractually indemnify us for certain damages we may suffer as a result of the release into the environment of hazardous and toxic substances. We are not currently responsible for any remedial activities at any properties we use; however, there always is the possibility that our future use of those properties may result in spills or releases of petroleum hydrocarbons, wastes, or other regulated substances into the environment that may cause us to become subject to remediation costs and liabilities under CERCLA, the Resource Conservation and Recovery Act or other environmental laws. We cannot provide any assurance that the costs and liabilities associated with the future imposition of such remedial obligations upon us would not have a material adverse effect on our operations or financial position.

Resource Conservation and Recovery Act

RCRA and comparable state statutes regulate the generation, transportation, treatment, storage, disposal, and cleanup of hazardous and non-hazardous wastes. Pursuant to rules issued by the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids produced waters and most of the other wastes associated with the exploration, development and production of crude oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. The possible removal of RCRA’s exemption for exploration and production wastes has the potential to significantly increase waste disposal costs to manage, which in turn may result in increased operating costs and could adversely impact our customers and, in turn, reduce demand for our products and services and negatively impact our business results and financial position.

Endangered Species Act

The federal ESA and comparable state laws were established to protect endangered and threatened species. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Our customers may conduct operations on oil and natural gas leases in areas where certain species that are listed as threatened or endangered are known to exist. The listing of new species under the ESA in the areas where our customers operate could potentially adversely impact their operations, limit their exploration and production activities, and, in turn, reduce demand for our products and services. For example, in November 2022, the U.S. Fish and Wildlife Service (the “FWS”) listed two Distinct Population Segments (“DPS”) of the Lesser Prairie Chicken under the ESA. The Southern DPS, the habitat of which includes portions of the southwestern Texas panhandle, was listed as endangered. Additionally, in May 2024, the FWS listed the Dune Sagebrush Lizard as endangered, the population of which is concentrated in the Permian Basin. The FWS may also designate critical habitat and suitable habitat areas that it believes are necessary for the survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and may materially delay or prohibit land access for oil and natural gas development. This could reduce demand for our products and services and negatively impact our business results and financial position.

Safety and health

OSHA and comparable state laws strictly govern the protection of the health and safety of our employees. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA, and similar state statutes require that we organize and, as necessary, disclose information about hazardous materials used or produced in our operations to various federal, state, and local agencies, as well as to employees.

Emerging Growth Company

We are an emerging growth company (“EGC”) as defined in Section 2(a)(19) of the Exchange Act, modified by the Jumpstart Our Business Startup Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of all these exemptions.

Human Capital Resources

Our People – Our employees are a critical asset and are key to our innovative culture and overall success. We are focused on building upon our high-performance culture by attracting, engaging, developing, retaining and rewarding top talent. We strive to enhance the economic and social well-being of our employees and are committed to providing a welcoming and inclusive environment. We are not a party to any collective bargaining agreement. We consider our relations with our employees to be good. Our human capital resources objective include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and prospective employees. Our ability to attract, retain, and motivate our employees, is a direct result of competitive salaries and wages that include annual bonuses, retirement plans such as 401(k), healthcare and insurance benefits, health savings accounts partially funded by us, company-sponsored long and short-term disability, accident and critical illness, paid time off, family leave, paid maternity and paternity leave, and other employee assistance programs.

As of December 31, 2024, we had approximately 1,283 full-time employees located throughout the United States. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages.

Employee Safety – The safety of our employees is critical to our operations and continued success. We consider our employees to be our greatest asset. We believe the success of our business is a direct result of the well-being of our employees, and as a company, we are committed to promoting the highest standards of safety and environmental processes to ensure we are compliant with internal, customer driven and jurisdictional standards. We provide our employees with the tools and instruction they need in order to operate in a safe manner. Under our Stop Work Authority program, every employee, regardless of role, responsibility or tenure, has the authority to stop an activity when they feel unsafe conditions then exist or may arise absent intervention. All safety incidents are investigated and reviewed by supervisors. Finally, we track our Total Recordable Incident Rate (TRIR) as an indicator of workplace safety.

Training and Development – Our success relies on the skills, experience and dedication of our employees. We provide both in-person and online training to our employees. In general, more technical, service-oriented training is conducted in a hands-on, in-person setting, while general business training is provided online. Training is provided when new employees join our Company, as well as on a monthly basis throughout the year. In certain instances, we also have employees participate in training provided by certain of our vendors.

Health and Welfare Benefits – We provide benefits to our employees and their dependents that we believe are competitive with other companies within our industry and in the geographies where we operate. We regularly benchmark our benefits and work with consultants. In general, we make modifications to our benefits annually during open enrollment. As part of this process, we conduct in-person and online sessions in order to enable employees to make the best use of the benefits we provide.

Recent Developments

2024 Business Combination

On June 24, 2024, Flowco LLC entered into a contribution agreement with (i) the Estis Member, (ii) the FPS Member and (iii) the Flogistix Member, pursuant to which, Flowco LLC acquired 100% of the membership interests of each of Estis Intermediate, Flowco Productions and Flogistix Intermediate in exchange for Series A Units of Flowco LLC proportionate to the value of the contributed membership interests (the “2024 Business Combination”). In connection with the 2024 Business Combination, the FPS Member also contributed substantially all of its assets to Flowco Productions immediately prior to the consummation of the 2024 Business Combination and the contribution of the membership interests of Flowco Productions to Flowco LLC. The 2024 Business Combination was consummated effective as of June 20, 2024. As a result of the 2024 Business Combination, our Original Equity Owners acquired the following ownership interest in Flowco LLC:

•
GEC Estis Holdings, LLC (i.e., the Estis Member) – 51%;
•
Flowco Production Solutions, LLC. (i.e., the FPS Member) – 26%; and
•
Flogistix Holdings, LLC (i.e., the Flogistix Member) – 23%.

The Estis Member and FPS Member are affiliates of GEC Advisors LLC (“GEC”) and its controlling member, Jonathan B. Fairbanks. The Flogistix Member is an affiliate of White Deer.

IPO-Related Transactions

In connection with the Transactions, and immediately prior to the IPO, GEC and White Deer effected transactions that resulted in the distribution of LLC Interests held directly by the Original

Equity Owners to their direct or indirect members, including the Continuing Equity Owners and the Blocker Shareholders that remained affiliates of GEC and White Deer immediately following the Transactions and IPO. In connection with such distribution of LLC Interests, Flowco LLC repurchased and redeemed LLC Interests assigned to certain non-affiliate holders for an aggregate amount of approximately $20.9 million.

2024 Credit Agreement

On August 20, 2024, Flowco MasterCo, Flowco Productions, Estis Intermediate, and Flogistix Intermediate, as borrowers, and other loan parties (collectively, “Loan Parties”) entered into a first lien credit agreement, which provides for a $700.0 million aggregate principal amount senior secured revolving credit facility (as amended to date, the “Credit Agreement”). The Credit Agreement was entered into as a continuation and an upsize of a credit facility previously established by Estis Intermediate and certain of its subsidiaries as loan parties thereto. The Credit Agreement was further amended on November 27, 2024, pursuant to which the aggregate revolving commitment was increased to $725.0 million.

Website Access to Reports and Other Information

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other documents electronically with the SEC under the Exchange Act.

Our website address is www.flowco-inc.com. We make available, free of charge, through the “Investor Relations” section of our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The information contained on our website does not constitute part of this Annual Report. We will provide electronic or paper copies of our filings free of charge upon request. Address request to investor.relations@flowco-inc.com.

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. Our investors should consider the following risks that could affect us and our business. The following disclosures should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report. These disclosures are intended to discuss certain material risks of the Company’s business as they appear to management at this time. There may be other additional risks, uncertainties and matters not presently known to us or that we believe to be immaterial that could nevertheless have a material adverse effect on our business, financial condition and results of operations.

Risk Factor Summary

Risks Factors Related to Our Business and Industry

•
Trends in crude oil and natural gas prices may affect production-related activities and production-related operating expenditures by our customers, and therefore the demand for, and profitability of, our products and services.
•
Decreased expenditures by our customers can adversely impact our customers’ demand for our products and services and our revenue.
•
Our operations could be adversely affected by global market and economic conditions in ways we may not be able to predict or control.
•
We could lose customers or generate lower revenue, operating profits and cash flows if there are significant increases in the cost of raw materials or if we are unable to obtain raw materials.
•
If we are unable to develop new products and technologies, our competitive position may be impaired, which could materially and adversely affect our sales and market share.
•
Our products are used in operations that are subject to potential hazards inherent in the oil and natural gas industry and, as a result, we are exposed to potential liabilities that may affect our financial condition and reputation.
•
The loss of one or more significant customers could have an adverse impact on our financial results.
•
Changes in our customer and product mix could cause our profit margin to fluctuate.
•
Our failure to successfully integrate the businesses of Estis, FPS and Flogistix from the 2024 Business Combination may adversely affect the value of our Class A common stock.
•
We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and Class A common stock price.
•
We are subject to risks relating to existing international operations and expansion into new geographical markets.

Risk Factors Related to Financial Condition and Markets

•
Investor sentiment towards climate change, fossil fuels and other Environmental, Social and Governance (“ESG”) matters could adversely affect our access to and cost of capital and stock price.
•
Our Credit Agreement imposes restrictions that limit our operating flexibility, and such facility may not be available if financial covenants are violated or if an event of default occurs.
•
Our indebtedness could adversely affect our financial condition and operating flexibility.

Risk Factors Related to Legal and Regulatory Environments

•
Federal, state and local legislative and regulatory initiatives relating to oil and natural gas development and the potential for related litigation could result in increased costs and additional operating restrictions or delays for our customers, which could reduce demand for our products.
•
We and our customers are subject to extensive environmental and health and safety laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.
•
Tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows.

Risk Factors Related to Our Organizational Structure

•
Our principal asset is our interest in Flowco LLC and, as a result, we depend on distributions from Flowco LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement. Flowco LLC’s ability to make such distributions may be subject to various limitations and restrictions.
•
The Tax Receivable Agreement with the Continuing Equity Owners requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that such payments will be substantial.
•
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that will not benefit holders of our Class A common stock to the same extent that it will benefit the Continuing Equity Owners.

Risk Factors Related to the Ownership of Our Class A Common Stock

•
GEC and White Deer collectively control us, and each of them individually has significant influence over us, including pursuant to the Stockholders Agreement and control over decisions that require the approval of stockholders.
•
We are a “controlled company” within the meaning of the NYSE rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You may not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.
•
Our ability to pay regular cash dividends on our Class A common stock may be limited.

Risks Factors Related to Our Business and Industry

Trends in crude oil and natural gas prices may affect production-related activities and production-related operating expenditures by our customers, and therefore the demand for, and profitability of, our products and services.

The oil and natural gas industry is cyclical in nature and experiences periodic downturns of varying length and severity. Demand for our products and services is sensitive to the level of operating and capital spending by global oil and natural gas companies, and in particular production-related operating expenditures. The level of production-related operating expenditures is directly affected by trends in crude oil and natural gas prices, which are influenced by numerous factors affecting the supply and demand for oil and natural gas, including:

•
worldwide economic activity, including potential disruption to global trade;
•
supplies of, and demand for, oil and natural gas both domestically and globally;
•
the level of exploration and production activity;
•
the industry cost of, and access to, capital;
•
environmental regulation;
•
domestic and global political and economic uncertainty, socio-political unrest and instability, terrorism or hostilities;
•
U.S. federal, state and foreign government policies and regulations regarding current and future exploration and development of oil and natural gas;
•
the ability and/or desire of the Organization of the Petroleum Exporting Countries (“OPEC”) and other major international producers (collectively, with OPEC, “OPEC+”) to set and maintain production levels and influence pricing;
•
the cost of exploring and producing oil and natural gas;
•
the availability, expiration date and price of onshore and offshore leases;
•
the discovery rate of new oil and natural gas reserves in onshore and offshore areas;
•
the success of drilling for oil and natural gas in unconventional resource plays such as shale formations;
•
the depletion rate of existing oil and natural gas wells in productions;
•
takeaway capacity within oil and natural gas producing basins;
•
alternative investments in onshore exploration and production opportunities;
•
shifts in business and personal travel with increased adoption of remote work arrangements;
•
health pandemics and epidemics;

•
exceptional weather conditions, including severe weather events in the U.S. Gulf Coast; and
•
the pace of adoption and cost of developing alternative energy sources.

We expect continued volatility in both crude oil and natural gas prices (including the possibilities that such prices could remain at current levels or decline further for an extended period of time), as well as in the level of production-related operating expenditures as a result of the level of interest rates and costs of capital, decisions of OPEC and other oil exporting nations regarding production, and the other factors listed above. Our ability to modify and adopt our operating activities in response to lower oilfield service activity levels during periodic industry downturns or in the transition to a lower carbon economy is important to our business, results of operations and prospects. However, a significant further decline in the industry could continue to impact demand for our products and services and could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could result in asset impairments, including an impairment of the carrying value of our goodwill, along with other accounting charges.

Decreased expenditures by our customers can adversely impact our customers’ demand for our products and services and our revenue.

Our business is directly affected by changes in spending by our customers, and reductions in their spending or changes in the allocation of their expenditures could reduce demand for our products and services and have a material adverse effect on our revenue. Some of the factors impacting our customers’ operating and capital spending may include:

•
oil and natural gas prices, as described above;
•
the inability of our customers to access capital on economically advantageous terms, which may be impacted by, among other things, interest rate fluctuations, global market and economic conditions, or a decrease of investors’ interest in hydrocarbon producers due to environmental and sustainability initiatives;
•
changes in customers’ capital allocation, including (i) allocation to alternate suppliers or an increased allocation to the production of renewable energy or other sustainability efforts, leading to less focus on oil and natural gas production growth and (ii) allocation to other production-enhancing activities for existing wells;
•
restrictions on our customers’ ability to get their produced oil and natural gas to market due to infrastructure limitations;
•
consolidation of our customers;
•
customer personnel changes; and
•
adverse developments in the business or operations of our customers, including write-downs of oil and natural gas reserves and borrowing base reductions under customers’ credit facilities.

Our operations could be adversely affected by global market and economic conditions in ways we may not be able to predict or control.

Concerns over global economic conditions, inflation, energy costs, geopolitical issues, supply chain disruptions, the availability and cost of credit, and the continuing conflicts between Russia and Ukraine and in the Middle East have contributed to increased economic uncertainty. An expansion or escalation of the Russian-Ukraine or Middle East conflicts or an economic slowdown or recession in the United States or in any other country that significantly affects the supply of or demand for oil or natural gas could negatively impact our operations and therefore adversely affect our results. Global economic conditions have a significant impact on oil and natural gas prices and any stagnation or deterioration in global economic conditions could result in less demand for our services and could cause our customers to reduce their planned spending on drilling and production activity. Adverse global economic conditions may cause our customers, vendors and/or suppliers to lose access to the financing necessary to sustain or increase their current level of operations, fulfill their commitments and/or fund future operations and obligations. Furthermore, challenging economic conditions may result in certain of our customers experiencing bankruptcy or otherwise becoming unable to pay vendors, including us. In the past, global economic conditions, and expectations for future global economic conditions, have sometimes experienced significant deterioration in a relatively short period of time and there can be no assurance that global economic conditions or expectations for future global economic conditions will recover in the near term or not quickly deteriorate again due to one or more factors. These conditions could have a material adverse effect on our business, financial condition and results of operations.

We could lose customers or generate lower revenue, operating profits and cash flows if there are significant increases in the cost of raw materials or if we are unable to obtain raw materials.

We purchase raw materials, sub-assemblies and components for use in manufacturing operations, which exposes us to volatility in prices for certain commodities. Significant price increases for these commodities could adversely affect our operating profits. Like others in our industry, we have faced, and continue to face, inflation in raw materials cost. While we will generally attempt to mitigate the impact of increased raw material prices by endeavoring to make strategic purchasing decisions, broadening our supplier base and passing along increased costs to customers, there may be a time delay between the increased raw material prices and the ability to increase the prices of our products. Additionally, we may be unable to increase the prices of products due to the terms of existing contracts, a competitor’s pricing pressure or other factors. The inability to obtain necessary raw materials on acceptable terms could affect our ability to meet customer commitments and satisfy demand for certain products. Certain of our product lines depend on a limited number of third-party suppliers and vendors. The ability of these third parties to deliver raw materials may be affected by events beyond our control. In addition, public health threats, severe influenza and other highly communicable viruses or diseases could limit access to vendors and their facilities, or the ability to transport raw materials from our vendors, which would adversely affect our ability to obtain necessary raw materials for certain of our products or increase the costs of such materials. A significant price increase in or the unavailability of raw materials may result in a loss of customers and adversely impact our business, results of operations, financial condition and cash flows, and could result in asset impairments, including an impairment of the carrying value of our goodwill.

Continuing inflation and cost increases may impact our sales margins and profitability.

Cost inflation including significant increases in raw material and component costs, labor rates, and global transportation and logistics costs have and could continue to impact profitability. In addition, our customers are also affected by inflation and the rising costs of goods and services used in their businesses, which could negatively impact their ability to purchase our products, which could adversely impact our revenue and profitability. There is no guarantee that we can increase selling prices, replace lost revenue, or reduce costs to fully mitigate the effect of inflation on our costs and business, which may adversely impact our sales margins and profitability.

We might be unable to successfully compete with other companies in our industry.

The business in which we operate is highly competitive. The principal competitive factors are customer service, product technology, product quality and performance, breadth of product offering, price, payment terms, allocation of risk, geographic footprint, technical expertise and innovation. In some of our product and service offerings, we compete with the oil and natural gas industry’s largest oilfield service providers. These large national and multinational companies may have longer operating histories, greater brand recognition, and a stronger presence in geographies than us. They may also have more robust organizational and technical capabilities. In addition, we compete with many smaller companies capable of effectively competing on a regional or local basis. Our competitors may be able to respond more quickly to new or emerging technologies and services and for changes in customer requirements. Many contracts are awarded on a bid basis, which further increases competition based on price. As a result of the competitive environment in which we operate, if we are unable to successfully compete in our industry, we may lose competitive share, be unable to maintain or increase prices for our products and services, or be unable to develop new business opportunities, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we are unable to develop new products and technologies, our competitive position may be impaired, which could materially and adversely affect our sales and market share.

The businesses in which we operate are characterized by changing technologies and the introduction of new products and services. As a result, our success is dependent upon our ability to develop or acquire new products and services on a cost-effective basis, to introduce them into the marketplace in a timely manner, and to protect and maintain critical intellectual property assets related to these developments. Difficulties or delays in research, development or production of new products and technologies, or failure to gain customer acceptance of new products and technologies, may significantly reduce future revenue and materially and adversely affect our competitive position. While we intend to continue to commit financial resources and effort to the development of new products and services, our ability to do so may be impacted by the prolonged industry downturn and/or we may not be able to successfully differentiate our products and services from those of our competitors. Our customers may not consider our proposed products and services to be of value to them or may not view them as superior to our competitors’ products and services. In addition, our competitors or customers may develop new technologies which are similar to, or improvements on, our existing technologies.

Further, we may not be able to adapt to evolving customer needs and technologies, including the transition to a lower-carbon economy and energy system by our customers, develop new products, and achieve and maintain technological advantages in developing products and services in support of the evolving industry. If we do not successfully compete through the development and introduction of new products and technologies, our business, results of operations, financial condition and cash flows could be materially adversely affected.

Our products are used in operations that are subject to potential hazards inherent in the oil and natural gas industry and, as a result, we are exposed to potential liabilities that may affect our financial condition and reputation.

Our products are used in potentially hazardous production applications in the oil and natural gas industry where an accident or a failure of a product can potentially have catastrophic consequences. Risks inherent in these applications, such as equipment malfunctions and defects, failures, equipment misuse and explosions can cause personal injury, loss of life, suspension of operations, damage to formations, damage to facilities, business interruption and damage to or destruction of property, surface and drinking water resources, equipment and the environment. While we currently maintain insurance protection against some of these risks and seek to obtain indemnity agreements from our customers requiring them to hold us harmless from some of these risks, our current insurance and contractual indemnity protection may not be sufficient or effective enough to protect us under all circumstances or against all risks. The occurrence of a significant event not fully insured or indemnified against, or the failure of a customer to meet its indemnification obligations to us could adversely affect our business, results of operations, financial condition and cash flows.

Consolidation in our industry may impact our results of operations.

Business consolidations within the oil and natural gas industry in recent years have resulted in some of our largest customers combining and using their size and purchasing power to seek economies of scale and pricing concessions. Continuing consolidation within the industry may result in reduced operating and capital spending by some of our customers or the acquisition of one or more of our primary customers, which may lead to decreased demand for our products and services. There is no assurance that we will be able to maintain our level of sales to a customer that has consolidated or replace that revenue with increased business activity with other customers. As a result, the acquisition of one or more of our primary customers may have a significant adverse impact on our business, results of operations, financial condition and cash flows. We are unable to predict what effect consolidations in the industry may have on prices, operating or capital spending by our customers, our selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customers.

The credit risks of our customer base could result in losses.

The majority of our customers are oil and natural gas companies that have faced or may in the future face liquidity constraints during adverse commodity price environments. These customers are also affected by prolonged changes in economic and industry conditions such as geopolitical unrest and instability, volatility in oil and natural gas prices as a result of associated changes in demand for such commodities, and continuing inflationary pressures, including increased interest rates and cost of credit. If a significant number of our customers experience prolonged business declines, disruptions, or bankruptcies, we may incur increased exposure to credit risk and losses from bad debts.

The loss of one or more significant customers could have an adverse impact on our financial results.

We have long-standing customer relationships with many of the largest operators in oil and natural gas drilling and production. Our customers include international and national oil and natural gas companies, large integrated operators as well as independent conventional and unconventional oil and natural gas companies, major oilfield equipment and service providers, and pipeline companies. Our customer base is generally diverse, but in certain international jurisdictions, our business may be concentrated in and depend on one or a few customers. We do have significant customer concentration in our top ten customers; therefore, the loss of a major customer could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Changes in our customer and product mix could cause our profit margin to fluctuate.

From time to time, we may experience changes in our customer mix or in our product mix. Our customer relationships depend, in part, on our ability to provide customers the products they need when they need them and our ability to provide an appropriate level of service to gain and retain customers. If our customers’ experience is negative or our customers require lower-margin products from us and fewer higher-margin products, our results of operations and financial condition may suffer.

We are subject to information technology, cybersecurity and privacy risks.

We depend on various information technologies and other products and services to store and process business information and otherwise support our business activities. We also manufacture and sell hardware and software to provide monitoring, controls and optimization of customer critical assets in oil and natural gas production and distribution. In addition, certain of our customer offerings include digital components, such as remote monitoring of certain customer operations. We also provide services to maintain these systems. Additionally, our operations rely upon partners, suppliers and other third-party providers of information technology and other products and services. If any of these information technologies, products or services are damaged, cease to properly function, are breached due to employee error, malfeasance, system errors, or other vulnerabilities, or are subject to cybersecurity attacks, such as those involving unauthorized access, malicious software and/or other intrusions, we and our partners, suppliers or other third parties could experience: (i) production downtimes, (ii) operational delays, (iii) the compromising of confidential, proprietary or otherwise protected information, including personal and customer data, (iv) destruction, corruption, or theft of data, (v) security breaches, (vi) other manipulation, disruption, misappropriation or improper use of our systems or networks, (vii) hydrocarbon pollution from loss of containment, (viii) financial losses from remedial actions, (ix) loss of business or potential liability, (x) adverse media coverage, and (xi) legal claims or legal proceedings, including regulatory investigations and actions, and/or damage to our reputation. Increased risks of such attacks and disruptions also exist as a result of geopolitical conflicts, such as the continuing conflict between Russia and Ukraine and the Middle East. While we have not experienced a material breach of our information technologies and we attempt to mitigate these risks by employing a number of measures, including employee training, technical security controls and maintenance of backup and protective systems, the Company’s and our customers’, partners’, vendors’ and other third- parties’ systems, networks, products and services remain potentially vulnerable to known or unknown cybersecurity attacks and other threats, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

While we currently maintain cybersecurity insurance, such insurance may not be sufficient in type or amount to cover us against claims related to cybersecurity breaches or attacks, failures or other data security-related incidents, and we cannot be certain that cyber insurance will continue to be available to us on economically reasonable terms, or at all, or that an insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could materially and adversely affect our results of operations, cash flows, and financial condition.

Our failure to successfully integrate the businesses of Estis, FPS and Flogistix from the 2024 Business Combination may adversely affect the value of our Class A common stock.

We completed the 2024 Business Combination on June 20, 2024, and we are continuing to integrate combined operations. Estis, FPS and Flogistix, including their respective subsidiaries, were operated independently prior to the completion of the business combination. The success of the 2024 Business Combination will depend, in part, on our ability to realize anticipated benefits from combining the separate businesses of Estis, FPS and Flogistix. If we are unable to achieve our objectives successfully, the anticipated benefits of the business combination may not be realized fully or at all, or may take longer to realize than expected.

We have also incurred, and will continue to incur, fees and expenses related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the business combination. Ongoing integration efforts for the three companies will divert management attention and resources. The integration process could also result in difficulties, including (i) the disruption of each prior company’s ongoing businesses, (ii) the loss of key employees, (iii) inconsistencies in each company’s standards, controls, procedures and policies; and (iv) identifying material weaknesses or significant deficiencies in the internal controls over financial reporting of the other businesses. The occurrence or any unforeseen extended scope of these matters could adversely affect the combined company’s ability to maintain relationships with customers and employees or to achieve anticipated benefits of the business combination. These integration matters could have an adverse effect on our combined business and future results of operations. We will continue to assess the magnitude of both these expenses and achievement of any net benefits.

We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and Class A common stock price.

While we are designing and implementing measures to remediate the existing material weaknesses, we cannot predict the success of such measures or the outcome of the assessment of these measures at this time. We can give no assurance that these measures will remediate any of the deficiencies in our internal control over financial reporting, or additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, personnel, IT systems and applications, or other factors. Any failure to design or maintain effective internal control over financial reporting or any difficulties encountered in our implementation or improvement could increase compliance costs, negatively impact share trading prices, or otherwise harm our operating results or cause us to fail to meet our reporting obligations. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses, our ability to record, process, summarize and report information within the time periods specified in the rules and forms of the SEC could be adversely affected, which, in turn, may adversely affect our reputation and business and the market price of our Class A common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting. However, we are exempt from furnishing management report on the effectiveness of our internal control over financial reporting for the period covered in this Annual Report due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the JOBS Act. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, in which case our independent registered public accounting firm could not issue an unqualified opinion related to the effectiveness of our internal control over financial reporting. If we are unable to conclude that we have effective internal control over financial reporting and our independent registered public accounting firm is unable to issue an unqualified opinion related to the effectiveness of our internal control over financial reporting, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our Class A common stock.

We are subject to risks relating to existing international operations and expansion into new geographical markets.

While sales outside of the U.S. have historically represented an immaterial percentage of our consolidated revenue, we continue to focus on expanding sales globally as part of our overall growth strategy and expect sales from outside the United States to represent a growing portion of our revenue. Our international operations and global expansion strategy are subject to general risks related to such operations, including:

•
political, social and economic instability and disruptions;
•
export controls, economic sanctions, embargoes or trade restrictions;
•
the imposition of duties and tariffs and other trade barriers;
•
limitations on ownership and on repatriation or dividend of earnings;
•
transportation delays and interruptions;
•
labor unrest and current and changing regulatory environments;
•
increased compliance costs, including costs associated with disclosure requirements and related due diligence;
•
difficulties in staffing and managing multi-national operations;
•
limitations on our ability to enforce legal rights and remedies;
•
access to or control of networks and confidential information due to local government controls and vulnerability of local networks to cyber risks; and

•
fluctuations in foreign currency exchange rates.

If we are unable to successfully manage the risks associated with expanding our global business or adequately manage operational risks of our existing international operations, these risks could have a material adverse effect on our growth strategy into new geographical markets, our reputation, our business, results of operations, financial condition and cash flows.

Adverse health events, such as a pandemic, could adversely affect our business, liquidity, and financial results.

From time to time, various diseases have spread across the globe such as COVID-19, SARS and the avian flu. If a disease spread sufficiently to cause an epidemic or a pandemic, the ability to operate our business or the businesses of our suppliers, contractors or customers could be reduced due to illness of employees, local restrictions to combat the disease and demand for our products and services or those of our customers could decrease. Our supply chain could be disrupted if access to vendor facilities is limited or they experience labor shortages, or our ability to obtain components from our vendors could be limited, adversely affecting the price or availability of products, which could result in a loss of revenue and profitability. Demand for our products could decrease if our customers curtail their activities, due to lower demand for their products, budget constraints or other capital discipline measures, which may adversely affect our revenue and cash flows.

Our failure to attract, retain and develop personnel could have an adverse effect on our results of operations, financial condition and cash flows.

The delivery of our services and products requires personnel with specialized skills and experience, and our growth, profitability and effectiveness in conducting our operations and executing our strategic plans depend in part on our ability to attract, retain and develop qualified personnel, and align them with appropriate opportunities for key management positions. We may experience employee turnover or labor shortages if our business requirements and/or expectations about when and how often employees work either on-site or remotely are inconsistent with the expectations of our employees or if employees pursue employment in fields with less volatility than in the energy industry. Additionally, during periods of increased investment in the oil and natural gas industry, competition for qualified personnel may increase and the availability of qualified personnel may be further constrained. Although we believe we generally offer competitive compensation packages, our costs of operations and selling, general and administrative expenses could increase in the future if required to attract and retain qualified personnel and there is no assurance that the prices of our products and services could be increased to offset any such increases. If we are unsuccessful in our efforts to attract and retain sufficient qualified personnel on terms acceptable to us, or do so at rates necessary to maintain our liquidity and competitive position, our business, results of operations, financial condition, cash flows, and market share could be adversely affected.

The inability to protect or obtain patent and other intellectual property rights could adversely affect our revenue, operating profits and cash flows.

We own patents, trademarks, licenses and other intellectual property related to our products and services, and we continuously invest in research and development that may result in innovations and intellectual property rights. We employ various measures to develop, maintain and protect our innovations and intellectual property rights. These measures may not be effective in capturing intellectual property rights, and they may not prevent our intellectual property from being challenged, invalidated, circumvented, infringed, misappropriated or otherwise violated, particularly in countries where intellectual property rights are not highly developed or protected. We also may not be successful in fully protecting innovations and intellectual property we develop or acquire. In addition, if licenses to certain intellectual property are no longer available, we may not be able to continue providing services or products relating to that license, which could adversely affect our financial condition, results of operations and cash flows. Unauthorized use of our intellectual property rights and any potential litigation we may initiate or have initiated against us in respect of our intellectual property rights could adversely impact our competitive position and have a negative impact on our business, results of operations, financial condition and cash flows.

Natural disasters and unusual weather conditions could have an adverse impact on our business.

Our business could be materially and adversely affected by natural disasters or severe weather conditions, including the effects of climate change. Hurricanes, tropical storms, tornadoes, flash floods, blizzards, extreme cold weather and other natural disasters or severe weather conditions, which may increase in frequency or intensity as a result of climate change, could result in evacuation of personnel, curtailment of services, damage to equipment and facilities, interruption in transportation of products and materials and loss of productivity. For example, certain of our manufactured products and components are manufactured at a single facility, and disruptions in operations or damage to any such facilities could reduce our ability to manufacture our products and satisfy customer demand. If our customers are unable to operate or are required to reduce operations due to natural disasters or severe weather conditions, our business could be adversely affected as a result of curtailed deliveries of our products and services. Our headquarters and certain manufacturing facilities are located in the U.S. Gulf Coast, and this region is also home to many of our customers and suppliers. Hurricanes or other severe weather events impacting the Gulf Coast could materially and adversely affect our operations, our ability to obtain raw materials at reasonable cost, or at all, and our customers in the region.

Our growth and results of operations may be adversely affected if we are unable to complete future third-party acquisitions on acceptable terms and integrate such acquisitions.

We expect to make future acquisitions that broaden our existing technological, geographic and business offerings, thereby complementing our businesses. However, there can be no assurance that we will be able to find suitable opportunities to purchase or acquire such capabilities on acceptable terms. If we are unsuccessful in our acquisition efforts, our revenue growth could be adversely affected. In addition, we face the risk that a completed acquisition may underperform relative to expectations. We may not achieve the synergies originally anticipated, may become exposed to unexpected liabilities, or may not be able to sufficiently integrate completed acquisitions into our then-current business and growth model. There can be significant challenges inherent in the process of integrating acquired businesses, including the ability to ensure the effectiveness of internal control over financial reporting, integrating information technology, accounting, finance and other systems, as well as retention of key officers and personnel. The successful or cost-effective integration of acquired businesses cannot be assured. These factors could potentially have an adverse impact on our business, results of operations, financial condition and cash flows.

Risk Factors Related to Financial Condition and Markets

Investor sentiment towards climate change, fossil fuels and other ESG matters could adversely affect our access to and cost of capital and stock price.

Increasing attention to climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary ESG initiatives and disclosures, and consumer demand for alternative forms of energy may result in increased costs, including, but not limited to, increased costs related to compliance, stakeholder engagement, contracting and insurance, reduced demand for our products, reduced profits, increased investigations and litigation, and negative impacts on the price of our common units and access to capital markets. For instance, there have been efforts within the investment community (including investment advisors, investment fund managers, sovereign wealth funds, public pension funds, universities and individual investors) to promote the divestment of, or limit investment in, the stock of companies in the oil and natural gas industry. There has also been pressure on lenders and other financial services companies to limit or curtail financing of companies in the oil and natural gas industry. If these efforts continue or expand, our stock price and our ability to raise capital may be negatively impacted.

Members of the investment community are also increasing their focus on ESG practices and disclosures, including practices and disclosures related to climate change and sustainability, diversity equity and inclusion initiatives, and heightened governance standards, among companies more generally. In addition, organizations that voluntarily provide information to investors on corporate governance and related matters have developed rating processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with fossil fuel energy-related assets could lead to increased negative investor sentiment toward us, our customers and our industry and to the diversion of investments to other industries, which could have a negative impact on our access to and costs of capital.

As a result, we may continue to face increasing pressure regarding our ESG disclosures and practices. Over the past few years, there has also been an acceleration in investor demand for ESG investing opportunities, and many large institutional investors have committed to increasing the percentage of their portfolios that are allocated towards ESG investments. With respect to any of these investors, our ESG disclosures and efforts may not satisfy the investor requirements or their requirements may not be made known to us. If we are unable to meet the ESG standards or investment criteria set by these investors and funds, we may lose investors or investors may allocate a portion of their capital away from us, our cost of capital may increase, and our stock price may be negatively impacted.

Our Credit Agreement imposes restrictions that limit our operating flexibility, and such facility may not be available if financial covenants are violated or if an event of default occurs.

Our Credit Agreement contains a number of covenants restricting, among other things, our ability to incur liens and indebtedness, sell assets, repurchase our equity shares and make certain types of investments. We are also subject to certain financial covenants, including but not limited to compliance with certain leverage and interest coverage ratios as defined in the Credit Agreement. A breach of any covenant or our inability to comply with the required financial ratios could result in a default under our Credit Agreement, and we can provide no assurance that we will be able to obtain the necessary waivers or amendments from our lenders to remedy a default. In the event of any default not cured or waived, the lenders are not obligated to provide funding or issue letters of credit and could declare any outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, thus requiring us to apply available cash to repay any borrowings then outstanding. If we are unable to repay borrowings with respect to our Credit Agreement when due, our lenders could proceed against the guarantees of our material domestic subsidiaries. If any indebtedness under our Credit Agreement is accelerated, we can provide no assurance that our assets would be sufficient to repay such indebtedness in full.

Our exposure to exchange rate fluctuations on cross-border transactions and the translation of local currency results into U.S. dollars could negatively impact our results of operations.

While only small portion of our current business is transacted and/or denominated in foreign currencies, and fluctuations in currency exchange rates or the inability to exchange or repatriate foreign currencies could have an impact on our results of operations, financial condition and cash flows, which are presented in U.S. dollars. Cross-border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. We conduct business in countries that have restricted or limited trading markets for their local currencies and restrict or limit cash repatriation. We may accumulate cash in those geographies, but we may be limited in our ability to convert our profits into U.S. dollars, repatriate the profits from those countries or reinvest those earnings to fund operations in other countries. Significant changes in currency exchange rates could negatively affect our results of operations. Additionally, a future strengthening of the U.S. dollar potentially exposes us to competitive threats from lower cost producers in other countries and could result in unfavorable translation effects as the results of foreign locations are translated into U.S. dollars for reporting purposes.

Our indebtedness could adversely affect our financial condition and operating flexibility.

Our ability to make payments on, and to refinance, our indebtedness, as well as any future indebtedness that we may incur, will depend upon the level of cash flows generated by our operations, our ability to sell assets, availability under our revolving Credit Agreement and our ability to access the capital markets and/or other sources of financing. Our ability to generate cash is subject to general economic, industry, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are not able to repay or refinance our indebtedness as it becomes due, we may be forced to sell assets or take other disadvantageous actions, such as reducing financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes or dedicating an unsustainable level of cash flow from operations to the payment of principal and interest on the indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in the oil and natural gas industry could be impaired.

Disruptions in the capital and credit markets, low commodity prices, our debt level and other factors may restrict our ability to raise capital on favorable terms, or at all.

Disruptions in the capital and credit markets, in particular with respect to companies in the energy sector, could limit our ability to access these markets or may significantly increase our cost to borrow. Continued low commodity prices, the rapid increases in interest rates by the U.S. Federal Reserve to counteract inflation, as well as other factors, have caused some lenders to increase interest rates, enact tighter lending standards which we may not satisfy as a result of our debt level or otherwise, refuse to refinance existing debt at maturity on favorable terms, or at all, and in certain instances have reduced or ceased to provide funding to borrowers. If we are unable to access the capital and credit markets on favorable terms or at all, it could adversely affect our business, financial condition, results of operations and cash flows.

Risk Factors Related to Legal and Regulatory Environments

Federal, state and local legislative and regulatory initiatives relating to oil and natural gas development and the potential for related litigation could result in increased costs and additional operating restrictions or delays for our customers, which could reduce demand for our products.

Environmental laws, regulations and policies could limit our customers’ exploration and production activities. Although we do not directly engage in drilling or hydraulic fracturing activities, we provide products and services to operators in the oil and natural gas industry who are actively involved in the drilling and hydraulic fracturing activities. There has been significant growth in opposition to oil and natural gas development both in the United States and globally. This opposition is focused on attempting to limit or stop hydrocarbon development in certain areas. Examples of such opposition include: (i) efforts to reduce access to public and private lands; (ii) delaying or canceling permits for drilling or pipeline construction or export facilities; (iii) limiting or banning industry techniques such as hydraulic fracturing, and/or adding restrictions on the use of water and associated disposal; (iv) delaying or denying air-quality permits; and (v) advocating for increased regulations, punitive taxation, or citizen ballot initiatives or moratoriums on industry activity.

In addition, various state and local governments have implemented, or are considering the implementation of, increased regulatory oversight of oil and natural gas development through additional permitting requirements, operational restrictions, including on the time, place and manner of drilling activities, disclosure requirements and temporary or permanent bans on hydraulic fracturing, exports of liquified natural gas or other facets of crude oil and natural gas exploration and development in certain areas such as environmentally sensitive watersheds. Increased regulation and opposition to oil and natural gas activities could increase the potential for litigation concerning these activities and could include companies who provide products and services used in hydrocarbon development, such as us.

From time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. Additionally, some states have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure or well construction requirements on hydraulic fracturing operations. The adoption of new laws, regulations or policies at the federal, state or local levels imposing reporting obligations, or otherwise limiting or delaying hydrocarbon development, could make it more difficult for our customers to complete oil and natural gas wells, increase our customers’ costs of compliance and doing business, and otherwise adversely affect the oil and natural gas activities they pursue. Such developments, which could increase costs for our customers, could negatively impact demand for our products and services. In addition, heightened political, regulatory and public scrutiny, including lawsuits, could expose us or our customers to increased legal and regulatory proceedings, which could be time-consuming, costly or result in substantial legal liability or significant reputational harm. We could be directly affected by adverse litigation or indirectly affected if the cost of compliance or the risks of liability limit the ability or willingness of our customers to operate. Such costs and scrutiny could directly or indirectly, through reduced demand for our products and services, have a material adverse effect on our business, results of operations, financial condition and cash flows.

We and our customers are subject to extensive environmental and health and safety laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.

Our operations and the operations of our customers are subject to numerous and complex federal, state, local and foreign laws, regulations and policies relating to the protection of human health, safety and the environment. These laws, regulations and policies may adversely affect us by limiting or curtailing our customers’ exploration, drilling and production and export activities, impacting the products and services we design, market and sell and the facilities where we manufacture our products. For example, our operations and the operations of our customers are subject to numerous and complex laws, regulations and policies that, among other things: may regulate the management and disposal of hazardous and non-hazardous wastes; may require acquisition of environmental permits related to our operations; may restrict the types, quantities and concentrations of various materials that can be released into the environment; may limit or prohibit operational activities in certain ecologically sensitive and other protected areas; may regulate specific health and safety criteria addressing worker protection; may require compliance with operational and equipment standards; may impose testing, reporting and record-keeping requirements; and may require remedial measures to mitigate pollution from former and ongoing operations. Sanctions for noncompliance with such laws, regulations and polices may include revocation of permits, corrective action orders, administrative or civil penalties, criminal prosecution and the imposition of injunctions to prohibit certain activities or force future compliance.

Some environmental laws, regulations and policies provide for joint and several strict liability for remediation of spills and releases of hazardous substances. In addition, we or our customers may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. These laws and regulations may expose us or our customers to liability for the conduct of or conditions caused by others, or for our acts or for the acts of our customers that were in compliance with all applicable laws and regulations at the time such acts were performed. Any of these laws and regulations could result in claims, fines or expenditures that could be material to our business, results of operations, financial condition and cash flows.

Environmental laws, regulations and policies, and the interpretation and enforcement thereof, frequently change, and have tended to become more stringent over time. New laws, regulations treaties, or international agreements related to GHG and climate change, including incentives to conserve energy or use alternative energy sources, and temporary or permanent bans on certain activities or licenses or permits for certain activities may have a material adverse effect on our customers by limiting or curtailing their exploration, drilling, and production and export activities, which may adversely affect our operations by limiting demand for our products and services. Additionally, the implementation of new laws, regulations and policies may have a material adverse effect on our operating results by requiring us to modify our operations or products or shut down some or all of our facilities.

Various laws, regulations and policies exist or are under development that seek to regulate the emission of GHG, including establishing GHG “cap and trade” programs, increased efficiency standards, participation in international climate agreements, issuance of executive orders by the U.S. presidential administration and incentives or mandates for pollution reduction, use of renewable energy sources, or use of alternative fuels with lower carbon content. Any regulation of GHG emissions could result in increased compliance costs or additional operating restrictions for us and/or our customers and limit or curtail exploration, drilling and production and export activities of our customers, which could directly or indirectly, through reduced demand for our products and services, adversely affect our business, results of operations, financial condition and cash flows.

In addition, oil and natural gas operations may be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect wildlife. Seasonal restrictions may limit our customers’ ability to operate in protected areas and can intensify competition for drilling rigs, oilfield equipment, services, supplies and qualified personnel, which may lead to periodic shortages when drilling is allowed. These constraints and the resulting shortages or high costs could delay our customers’ operations or materially increase their operating and capital costs, which could in turn reduce demand for our products and services.

Our reputation, ability to do business and results of operations may be impaired by violations of U.S. and international laws and regulations regarding, anti-bribery, trade control, trade sanctions, anti-corruption and similar laws.

Our operations require us to comply with a number of U.S. and international laws and regulations, including those relating to anti-corruption, anti-bribery, fair competition, export and import compliance, money laundering and data privacy. In particular, our international operations are subject to the regulations imposed by the Foreign Corrupt Practices Act as well as anti-bribery and anti-corruption laws of various jurisdictions in which we operate. While we strive to maintain high ethical standards and robust internal controls, we cannot provide assurance that our internal controls, training and compliance systems will always protect us from acts committed by our employees, agents or business partners that would violate such U.S. or international laws or regulations. Any such violations of law or improper actions could subject us to civil or criminal investigations in the United States or other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties and related stockholder lawsuits, could lead to increased costs of compliance and could damage our reputation, business, results of operations, financial condition and cash flows.

Tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows.

Our material input costs are adversely affected by tariffs imposed by the U.S. government on products imported into the United States and by trade restrictions imposed on business dealings with particular entities and/or individuals. Further trade restrictions, retaliatory trade measures and additional tariffs could result in higher input costs for our products, disrupt our supply chain and logistics, cause adverse financial impacts due to volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy, and heighten cybersecurity threats and other restrictions. We may not be able to fully mitigate the impact of these increased costs or pass price increases on to our customers. We cannot predict future developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position and cash flows.

Changes in domestic and foreign governmental laws, regulations and policies, risks associated with emerging markets, changes in statutory tax rates and laws, and unanticipated outcomes with respect to tax audits could adversely affect our business, profitability and reputation.

Our domestic and international sales and operations are subject to risks associated with changes in laws, regulations and policies (including environmental and employment regulations, export/import laws, local content and local ownership requirements, tax policies such as export subsidy programs and research and experimentation credits, carbon emission regulations and other similar programs). Failure to comply with any of the foregoing laws, regulations and policies could result in civil and criminal, monetary and non-monetary penalties, as well as damage to our reputation. In addition, we cannot provide assurance that costs of complying with new and evolving regulatory reporting requirements and current or future laws, including environmental protection, employment, data security, data privacy and health and safety laws, will not exceed our estimates. In addition, we have made investments in certain countries, and we may in the future invest in other countries, which may carry high levels of currency, political, compliance, or economic risk. While these risks or the impact of these risks are difficult to predict, any one or more of them could adversely affect our business, results of operations and reputation.

We are subject to taxation in a number of jurisdictions. Accordingly, our effective tax rate is impacted by changes in the mix among earnings in countries with differing statutory tax rates. A material change in the statutory tax rate or interpretation of local law in a jurisdiction in which we have significant operations could adversely impact our effective tax rate and impact our financial results.

Our tax returns are subject to audit and taxing authorities could challenge our operating structure, taxable presence, application of treaty benefits or transfer pricing policies. If changes in statutory tax rates or laws or audits result in assessments different from amounts estimated, then our business, results of operations, financial condition and cash flows may be adversely affected. In addition, changes in tax laws could have an adverse effect on our customers, resulting in lower demand for our products and services.

War, terrorism or civil unrest could harm our business.

Due to the unsettled political conditions in many natural gas and oil-producing countries, our operations, revenue and profits are subject to adverse consequences of war, terrorism, civil unrest, strikes, currency controls, and governmental actions. These risks cause us to increase spending on security worldwide, cause us to cease operating in certain countries and disrupt financial and commercial markets, including the supply of and pricing for oil and natural gas. In addition, any possible reprisals as a consequence of military or other action, such as acts of terrorism in the United States or elsewhere, could have a material adverse effect on our business, results of operations and financial condition.

Risk Factors Related to Our Organizational Structure

Our principal asset is our interest in Flowco LLC and, as a result, we depend on distributions from Flowco LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement. Flowco LLC’s ability to make such distributions may be subject to various limitations and restrictions.

Subsequent to the IPO, we became a holding company and our principal asset is our ownership of LLC Interests in Flowco LLC. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of Flowco LLC and its subsidiaries and distributions we receive from Flowco LLC. There can be no assurance that Flowco LLC and its subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions. Although Flowco LLC is not currently subject to any debt instruments or other agreements that would restrict its ability to make distributions to us, the terms of our Credit Agreement and other outstanding indebtedness restrict the ability of our subsidiaries to pay dividends to Flowco LLC.

Flowco LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, any taxable income of Flowco LLC will be allocated to holders of LLC Interests, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of Flowco LLC. Under the terms of the Flowco LLC Agreement, Flowco LLC will be obligated, subject to various limitations and restrictions, including with respect to our debt agreements, to make tax distributions to holders of LLC Interests, including us. In addition to tax expenses, we will also incur expenses related to our operations, including payments under the Tax Receivable Agreement, which we expect could be significant. See “Part III, Item 13. Certain Relationship and Related Transactions, and Director Independence.” We intend, as its managing member, to cause Flowco LLC to make cash distributions to the holders of LLC Interests in an amount sufficient to (i) fund all or part of their tax obligations in respect of taxable income allocated to them and (ii) cover our operating expenses, including payments under the Tax Receivable Agreement. However, Flowco LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Flowco LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Flowco LLC insolvent. If we do not have sufficient funds to pay tax or other liabilities, or to fund our operations (including, if applicable, as a result of an acceleration of our obligations under the Tax Receivable Agreement), we may have to borrow funds, which could materially and adversely affect our liquidity and financial condition, and subject us to various restrictions imposed by any lenders of such funds. To the extent we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. See “Part III, Item 13. Certain Relationship and Related Transactions, and Director Independence.” In addition, if Flowco LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired. See “Risk Factors — Risk Factors Related to the Offering and Ownership of our Class A Common Stock” and “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividends.”

Under the Flowco LLC Agreement, we intend to cause Flowco LLC, from time to time, to make distributions in cash to its members (including us) in amounts that may cover the taxes imposed on their allocable share of taxable income of Flowco LLC. As a result of (i) potential differences in the amount of net taxable income allocable to us and to Flowco LLC’s other stockholders, (ii) the lower tax rate applicable to corporations as opposed to individuals, and (iii) certain tax benefits that we anticipate from (a) future purchases or redemptions of LLC interests from the Continuing

Equity Owners, (b) payments under the Tax Receivable Agreement and (c) any acquisition of interests in Flowco LLC from other stockholders in connection with the consummation of the Transactions, these tax distributions may be in amounts that exceed our tax liabilities. Our board of directors (“Board of Directors”) will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. We will have no obligation to distribute such cash (or other available cash) to our stockholders. To the extent we do not distribute such excess cash as dividends on our Class A common stock we may take other actions with respect to such excess cash, for example, holding such excess cash, contributing such cash to Flowco LLC in exchange for additional LLC Interests or lending it (or a portion thereof) to Flowco LLC, some of which may result in shares of our Class A common stock increasing in value relative to the value of LLC Interests. The holders of LLC Interests may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock in exchange for their LLC Interests, notwithstanding that such holders may have participated previously as holders of LLC Interests in distributions that resulted in such excess cash balances.

The Tax Receivable Agreement with the Continuing Equity Owners requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that such payments will be substantial.

In connection with the consummation of the IPO, we entered into a Tax Receivable Agreement with Flowco LLC and each of the TRA Participants. Under the Tax Receivable Agreement, we are required to make cash payments to the TRA Participants equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of: (i) Flowco Holdings’ allocable share of existing tax basis acquired in connection with the Transactions and increases to such allocable share of existing tax basis; (ii) Flowco Holdings’ utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of existing tax basis); (iii) the increases in our share of the tax basis of assets of Flowco LLC resulting from (a) the purchase of LLC Interests directly from Flowco LLC in connection with the IPO, (b) any future redemptions or exchanges of LLC Interests from the Continuing Equity Owners as described under “Part III, item 13. Certain Relationship and Related Transactions, and Director Independence,” and (c) certain distributions (or deemed distributions) by Flowco LLC; and (iv) certain other tax benefits arising from payments under the Tax Receivable Agreement. We will be required to make such payments to the TRA Participants even if all of the Continuing Equity Owners were to exchange or redeem their remaining LLC Interests.

The payment obligation is an obligation of Flowco Holdings and not of Flowco LLC. We expect that the amount of the cash payments we will be required to make under the Tax Receivable Agreement will be substantial. Any payments made by us to the TRA Participants under the Tax Receivable Agreement will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us, provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the exchanging Continuing Equity Owners. Furthermore, if we experience a Change of Control (as defined under the Tax Receivable Agreement), which includes certain mergers, asset sales, and other forms of business combinations, we would be obligated to make an immediate payment, and such payment may be significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the payment relates. This payment obligation could (i) make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement and (ii) result in holders of our Class A common stock receiving substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Accordingly, the Continuing Equity Holders’ interests may conflict with those of the holders of our Class A common stock. The existing tax basis acquired in connection with the Transactions, the actual increase in tax basis, and the actual utilization of any resulting tax benefits, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors: including the timing of redemptions by the Continuing Equity Owners; the price of shares of our Class A common stock at the time of the redemption; the extent to which such redemptions are taxable; the amount of gain recognized by such Continuing Equity Owners; the amount and timing of the taxable income allocated to us or otherwise generated by us in the future; the portion of our payments under the Tax Receivable Agreement constituting imputed interest; and the federal and state tax rates then applicable.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that will not benefit holders of our Class A common stock to the same extent that it will benefit the Continuing Equity Owners.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that will not benefit the holders of our Class A common stock to the same extent that it will benefit the Continuing Equity Owners. We entered into the Tax Receivable Agreement with Flowco LLC and each of the TRA Participants in connection with the completion of the IPO and the Transactions, which provides for the payment by us to the TRA Participants of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of: (i) Flowco’s allocable share of existing tax basis acquired in connection with the Transactions and increases to such allocable share of existing tax basis; (ii) Flowco Holdings’s utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of existing tax basis); (iii) the increases in our share of the tax basis of assets of Flowco LLC resulting from (a) the purchase of LLC Interests directly from Flowco LLC in connection with the IPO, (b) any future redemptions or exchanges of LLC Interests from the Continuing Equity Owners as described under “Certain Relationships and Related Party Transactions - Flowco LLC Agreement - Flowco LLC Agreement in Effect Upon Consummation of the Transactions - Common Unit Redemption Right” and (c) certain distributions (or deemed distributions) by Flowco LLC; and (iv) certain other tax benefits arising from payments under the Tax Receivable Agreement. See “Certain Relationships and Related Party Transactions—Tax Receivable Agreement.” Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock.

Additionally, we are a holding company and have no material assets other than our ownership of LLC Interests. As a consequence, our ability to declare and pay dividends to the holders of our Class A common stock is subject to the ability of Flowco LLC to provide distributions to us. If Flowco LLC makes such distributions, the Continuing Equity Owners that hold LLC Interests will be entitled to receive equivalent distributions from Flowco LLC on a pro rata basis. However, because we must pay taxes, amounts ultimately distributed as dividends to holders of our Class A common stock are expected to be less on a per share basis than the amounts distributed by Flowco LLC to such Continuing Equity Owners on a per unit basis. This and other aspects of our organizational structure may adversely impact the future trading market for our Class A common stock.

In certain cases, payments under the Tax Receivable Agreement to the TRA Participants may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

The Tax Receivable Agreement provides that if (i) we materially breach any of our material obligations under the Tax Receivable Agreement, (ii) certain mergers, asset sales, other forms of business combinations or other changes of control were to occur after the consummation of the IPO or (iii) we elect an early termination of the Tax Receivable Agreement, then our obligations, or our successor’s obligations, under the Tax Receivable Agreement to make payments would be based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement.

As a result of the foregoing, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, based on certain assumptions, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. We could also be required to make cash payments to the TRA Participants that are greater than the specified percentage of any actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to fund or finance our obligations under the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.

We are not reimbursed for any payments made to the TRA Participants under the Tax Receivable Agreement in the event that any tax benefits are disallowed.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the U.S. Internal Revenue Service (the “IRS”) or another tax authority, may challenge all or part of the tax basis increases or other tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially affect a recipient’s payments under the Tax Receivable Agreement, then we are not permitted to settle or fail to contest such challenge without the consent (not to be unreasonably withheld or delayed) of certain TRA Participants. The interests of the TRA Participants in any such challenge may differ from or conflict with our interests and your interests, and the TRA Participants may exercise their consent rights relating to any such challenge in a manner adverse to our interests and your interests. We are not reimbursed for any cash payments previously made to the TRA Participants under the Tax Receivable Agreement in the event that any tax benefits initially claimed by us and for which payment has been made to a TRA Participants are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a TRA Participant will be netted against any future cash payments we might otherwise be required to make to such TRA Participants, under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to a TRA Participants for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we are not permitted to reduce any future cash payments under the Tax Receivable Agreement until any such challenge is finally settled or determined. Moreover, the excess cash payments we made previously under the Tax Receivable Agreement could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. The applicable U.S. federal income tax rules for determining applicable tax benefits we may claim are complex and factual in nature, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, payments could be made under the Tax Receivable Agreement significantly in excess of any actual cash tax savings that we realize in respect of the tax attributes with respect to a TRA Participant that are the subject of the Tax Receivable Agreement.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.

We are subject to taxes by the U.S. federal, state, local and foreign tax authorities. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•
allocation of expenses to and among different jurisdictions;
•
changes in the valuation of our deferred tax assets and liabilities;
•
expected timing and amount of the release of any tax valuation allowances;
•
tax effects of share-based compensation;
•
costs related to intercompany restructurings;
•
changes in tax laws, tax treaties, regulations or interpretations thereof; or
•
lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other taxes by U.S. federal, state, and local and foreign taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

If Flowco LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we and Flowco LLC might be subject to potentially significant tax inefficiencies.

We intend to operate such that Flowco LLC does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, redemptions of LLC Interests pursuant to the redemption right, or other transfers of LLC Interests, could cause Flowco LLC to be treated as a publicly traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and we intend to operate such that redemptions or other transfers of LLC Interests qualify for one or more such safe harbors.

If Flowco LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for us and for Flowco LLC, including as a result of the inability to file a consolidated U.S. federal income tax return with Flowco LLC.

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act, including as a result of our ownership of Flowco LLC, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

We and Flowco LLC intend to conduct our operations so that we are not considered an investment company. As the sole managing member of Flowco LLC, we control and operate Flowco LLC. On that basis, we believe that our interest in Flowco LLC is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of Flowco LLC, or if Flowco LLC itself becomes an investment company, our interest in Flowco LLC could be deemed an “investment security” for purposes of the 1940 Act. If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. If we were required to register as an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Risk Factors Related to the Ownership of Our Class A Common Stock

GEC and White Deer collectively control us, and each of them individually has significant influence over us, including pursuant to the Stockholders Agreement and control over decisions that require the approval of stockholders.

GEC and White Deer control, in the aggregate, approximately 57.9% of the voting power represented by all our outstanding classes of stock, and individually control approximately 41.9% and 16.0%, respectively, of the voting power represented by all our outstanding classes of stock. GEC, White Deer and certain of their affiliates have entered into a Stockholders Agreement relating to, among other things, the election of our directors. As a result, such Continuing Equity Owners will continue to exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and the size of our Board of Directors, and will continue to have significant control over our business, affairs and policies. The directors such Continuing Equity Owners elect have the authority to incur additional debt, issue or repurchase stock, declare dividends and make other decisions that could be detrimental to stockholders.

We expect that for some period of time, members of our Board of Directors will continue to be appointed by and/or affiliated with GEC and White Deer, who will have the right pursuant to our Stockholders Agreement to nominate the majority of our directors. Such Continuing Equity Owners can take actions that have the effect of delaying or preventing a change of control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The concentration of voting power with such Continuing Equity Owners may have an adverse effect on the price of our Class A common stock. Such Continuing Equity Owners may have interests that are different from yours and may vote in a way with which you disagree and that may be adverse to your interests.

In addition to rights relating to the nomination of directors and our Board of Directors, the Stockholders Agreement includes certain consent rights with respect to actions by the company and our subsidiaries as long as GEC Affiliates or White Deer Affiliates, respectively, beneficially own, directly or indirectly, at least 10% of the Deemed Outstanding Class A Shares. The interests of GEC and White Deer may be different than the interests of other stockholders, and such consent rights could limit our ability to engage in certain transactions in a way that is adverse to your interests. For more information, see “Certain Relationships and Related Party Transactions—Stockholders Agreement.”

Further, our amended and restated certificate of incorporation, which became effective upon the consummation of the Transactions, provides that the doctrine of “corporate opportunity” does not apply with respect to any director or stockholder who is not employed by us or any of our subsidiaries. GEC, White Deer and their respective affiliates have investments in other oilfield services companies that may compete with us, and GEC, White Deer and their respective affiliates may invest in such other companies in the future. By renouncing our interest and expectancy in any business opportunity that may be from time to time presented to any member of a GEC or White Deer affiliated entity or any of our directors or officers who is also an employee, partner, member, manager, officer or director of any GEC or White Deer affiliated entity, our business or prospects could be adversely affected if attractive business opportunities are procured by such parties for their own benefit rather than for ours. See “Risk Factors – Risk Factors Related to the IPO and Ownership of Our Class A Common Stock – Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply with respect to any director or stockholder who is not employed by us or our subsidiaries.”

We cannot predict the effect our dual class structure may have on the market price of our Class A common stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it plans to require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the dual class structure of our stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to track those indices would not invest in our Class A common stock. These policies are relatively new, and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible they may depress valuations, compared to similar companies that are included. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

We are a “controlled company” within the meaning of the NYSE rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You may not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

GEC, White Deer and certain of their affiliates collectively, are parties to the Stockholders’ Agreement relating to the election of directors, as a group currently have more than 50% of the voting power for the election of directors, and, as a result, we are considered a “controlled company” for the purposes of the NYSE rules. As such, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements, including the requirements to have a majority of independent directors on our Board of Directors, an entirely independent nominating and corporate governance committee, an entirely independent compensation committee or to perform annual performance evaluations of the nominating and corporate governance and compensation committees.

The corporate governance requirements and, specifically, the independence standards are intended to ensure directors who are considered independent are free of any conflicting interest that could influence their actions as directors. Following the IPO, we utilized certain exemptions afforded to a “controlled company.” As a result, we are not subject to certain corporate governance requirements, including that a majority of our Board of Directors consists of “independent directors,” as defined under the NYSE rules. In addition, we are not required to have a nominating and corporate governance committee or compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, or to conduct annual performance evaluations of the nominating and corporate governance and compensation committees.

Accordingly, we may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE rules. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

Certain provisions of Delaware law and anti-takeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws may have an anti-takeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:

•
a classified Board of Directors with staggered three-year terms;
•
the ability of our Board of Directors to issue one or more series of preferred stock without stockholder approval;
•
advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•
certain limitations on convening special stockholder meetings and actions by stockholders through a written consent;
•
prohibit cumulative voting in the election of directors;
•
the removal of directors only for cause and only upon the affirmative vote of the holders of at least a majority of the voting power represented by our then-outstanding common stock entitled to vote generally in the election of directors; and

•
that certain provisions of amended and restated certificate of incorporation may be amended only by the affirmative vote of at least 66-2/3% of the voting power represented by our then-outstanding common stock.

These antitakeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

In addition, we have opted out of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), but our amended and restated certificate of incorporation provides that engaging in any of a broad range of business combinations with any “interested” stockholder (any stockholder with 15% or more of our voting stock) for a period of three years following the date on which the stockholder became an “interested” stockholder is prohibited, subject to certain exceptions, including an exclusion for GEC, White Deer and their affiliates. See “Description of Capital Stock” section included in the Final Prospectus.

The JOBS Act will allow us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC. We cannot be certain if this reduced disclosure will make our Class A common stock less attractive to investors.

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurs after December 8, 2011, and whose annual net revenues are less than $1.235 billion will, in general, qualify as an “emerging growth company” until the earliest of:

•
the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;
•
the last day of its fiscal year in which it has annual gross revenue of $1.235 billion or more;
•
the date on which it has, during the previous three-year period, issued more than $1.0 billion in nonconvertible debt; and
•
the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as the company (i) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (ii) has been required to file annual and quarterly reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, for a period of at least 12 months, and (iii) has filed at least one annual report pursuant to the Exchange Act.

Under this definition, we are an “emerging growth company” upon completion of the IPO and could remain an “emerging growth company” until as late as the fifth anniversary of the completion of the IPO. For so long as we are an “emerging growth company,” we are, among other things:

•
not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act;
•
not be required to hold a nonbinding advisory stockholder vote on executive compensation pursuant to Section 14A(a) of the Exchange Act;
•
not be required to seek stockholder approval of any golden parachute payments not previously approved pursuant to Section 14A(b) of the Exchange Act;
•
be exempt from the requirement of the Public Company Accounting Oversight Board, or PCAOB, regarding the communication of critical audit matters in the auditor’s report on the financial statements; and
•
be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period and, as a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.

We cannot predict if investors will find our Class A common stock less attractive as a result of our decision to take advantage of some or all of the reduced disclosure requirements above. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

Our ability to pay regular cash dividends on our Class A common stock may be limited.

Our ability to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, general and economic conditions, our results of operations and financial condition, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, and such other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under our Credit Agreement. Therefore, any return on investment in our Class A common stock is solely dependent upon the appreciation of the price of our Class A common stock on the open market, which may not occur. See “Part II. Item 5. Market for Registrant’s Common

Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividends” for more detail.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters and the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation provides (A) (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended or restated) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware; and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply with respect to any director or stockholder who is not employed by us or our subsidiaries.

The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers or directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply with respect to any director or stockholder who is not employed by us or our subsidiaries. Any director or stockholder who is not employed by us or our subsidiaries has, therefore, no duty to communicate or present corporate opportunities to us, and will have the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us, including to any director or stockholder who is not employed by us or our subsidiaries.

As a result, certain of our stockholders, directors and their respective affiliates are not prohibited from operating or investing in competing businesses. We, therefore, may find ourselves in competition with certain of our stockholders, directors or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business, operating results and financial condition.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, or if there is any fluctuation in our future credit rating, our stock price and trading volume could decline.

The trading market for our Class A common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. If one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts stops covering us or fails to publish reports on us regularly, we could lose visibility in the market, which, in turn, could cause our stock price or trading volume to decline.

Additionally, any fluctuation in the credit rating of us or our subsidiaries may impact our ability to access debt markets in the future or increase our cost of future debt, which could have a material adverse effect on our operations and financial condition, which in return may adversely affect the trading price of shares of our Class A common stock.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and NYSE regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or report them in a timely manner.

We are a public reporting company subject to the rules and regulations established from time to time by the SEC and the NYSE. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.

In addition, as a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our second annual report is filed with the SEC and thereafter, which will require us to document and make significant changes to our internal control over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the JOBS Act, and we become an accelerated or large accelerated filer. As described above, we could potentially qualify as an “emerging growth company” until as late as the fifth anniversary of the completion of the IPO.

We expect to incur costs related to implementing an internal audit and compliance function in the upcoming years to further improve our internal control environment. If we identify future deficiencies in our internal control over financial reporting or if we are unable to comply with the demands that will be placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

We incur and, continue to incur, significant costs as a result of operating as a public company.

Prior to the IPO, we operated as a private company. After the IPO, we became subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NYSE and other applicable securities laws and regulations. The expenses incurred by public companies for reporting and corporate governance purposes have generally been trending upward. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more difficult, time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. We also expect that being a public company and being subject to new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our Audit Committee or other board committees, or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation. These factors may, therefore, strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our Class A common stock to decline.

The sale of shares of our Class A common stock in the public market, or the perception that such sales could occur, including sales by the cornerstone investors, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Upon consummation of the Transactions, we had a total of 25,721,620 outstanding shares of Class A common stock, of which the 20,470,000 shares of Class A common stock sold in the IPO are freely tradable without restriction or further registration under the Securities Act, other than shares held by our affiliates. In addition, the 5,251,620 shares of Class A common stock issued to the Blocker Shareholders in the Transactions are eligible for resale pursuant to Rule 144 without restriction or further registration under the Securities Act, other than affiliate restrictions under Rule 144. Any shares of Class A common stock held by our affiliates are eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144.

Our directors and executive officers, and substantially all of our stockholders have entered into lock-up agreements with the underwriters prior to the IPO pursuant to which each of these persons or entities, subject to certain exceptions, for a period of 180 days after the IPO, may not, without the prior written consent of, (i) offer, sell, contract to sell, pledge, grant any option to purchase, lend or otherwise dispose of any shares of our Class A common stock, or any options or warrants to purchase any shares of our Class A common stock, or any securities convertible into or exchangeable for or that represent the right to receive shares of our Class A common stock (including, without limitation, common stock or such other securities which may be deemed to be beneficially owned by such directors, executive officers, managers and members in accordance with the rules and regulations of the SEC and securities which may be issued upon exercise of a stock option or warrant); (ii) engage in any hedging or other transaction or arrangement (including, without limitation, any short sale or the purchase or sale of, or entry into, any put or call option, or combination thereof, forward, swap or any other derivative transaction or instrument, however described or defined) which is designed to, or which reasonably could be expected to lead to, or result in, a sale, loan, pledge or other disposition of shares of our Class A common stock or such other securities, whether any such transaction described in clause (i) or (ii) above is to be settled by delivery of Class A common stock or such other securities, in cash or otherwise; or (iii) make any demand for or exercise any right with respect to the registration of any shares of our Class A common stock or any security convertible into or exercisable or exchangeable for our common stock. See “Underwriting (Conflicts of Interest)” in our Final Prospectus.

In addition, we have reserved shares of Class A common stock equal to approximately 6.6% of the total number of outstanding LLC Interests following the IPO for issuance under the Equity Plan (as defined below in this Annual Report). Any Class A common stock that we issue under the Equity Plan or other equity incentive plans that we may adopt in the future would dilute the percentage ownership held by the investors who purchase Class A common stock in the IPO.

As restrictions on resale end or if these stockholders exercise their registration rights, the market price of our shares of Class A common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.

In the future, we may also issue securities in connection with investments, acquisitions or capital raising activities. In particular, the number of shares of our Class A common stock issued in connection with an investment or acquisition, or to raise additional equity capital, could constitute a material portion of our then-outstanding shares of our Class A common stock. Any such issuance of additional securities in the future may result in additional dilution to you, or may adversely impact the price of our Class A common stock.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our cybersecurity program is designed to protect our information assets and operations from both internal and external cyber threats, while simultaneously ensuring business resilience. We rely on information systems and related technologies for critical internal functions, including secure data storage, processing, and transmission, as well as for interactions with key business partners such as customers and vendors.

Risk Management and Strategy

We maintain a comprehensive cybersecurity risk management program (the “Cybersecurity Program”) aligned with the National Institute of Standards and Technology (NIST) cybersecurity framework. Strategic investments in this area have prioritized:

•
migration to cloud-based managed solutions to replace legacy systems;
•
workflow automation;
•
integration of digital and mobile tools for field service technicians; and
•
expansion of remote monitoring capabilities for our compressor fleets.

We employ industry-leading security tools and conduct regular security risk assessments and tool reviews with independent third parties to evaluate program effectiveness and inform our security roadmap. The Cybersecurity Program also includes continuous monitoring of industry news and updates to maintain awareness of the evolving cybersecurity landscape, including potential incidents or issues involving third-party service providers.

Key elements of our Cybersecurity Program include:

•
monthly cybersecurity awareness training for all employees, focusing on threat recognition and appropriate responses to phishing and social engineering attacks;
•
deployment of a phishing detection system to identify and flag suspicious emails for further review;
•
installation and regular updates of advanced endpoint detection and response (EDR) software on all company-managed systems and workstations to prevent malicious activity;
•
implementation of secure DNS and web filtering with category and malicious site blocking;
•
deployment of next-generation firewall technology at all locations to secure perimeter access and ensure secure inter-site connectivity; and
•
a documented incident response plan to guide response and mitigation efforts in the event of a cybersecurity incident.

We are further enhancing our Cybersecurity Program by implementing an industry-leading third-party security vendor risk management platform. This platform will automate vendor risk assessments and house our Standard Information and Governance (SIG) security questionnaire to streamline vendor procurement and response processes. To augment our internal capabilities, we utilize an outsourced cybersecurity operations center (SOC) for continuous monitoring, investigation coordination, and remediation support.

As of the date of this Annual Report, we are not aware of any cybersecurity threats, including those resulting from prior cybersecurity incidents from our predecessor’s operations, that have had, or are reasonably likely to have, a material adverse effect on our business strategy, results of operations, or financial condition. We acknowledge the inherent and ongoing risks posed by cybersecurity threats, which, if realized and significant, could materially affect our operations, business strategy, results of operations, or financial condition.

Governance

Cybersecurity is a critical component of our overall risk management framework and a key area of focus for our Board of Directors and management. Cybersecurity responsibility is shared across the organization, from facility technicians and operators to the members of our Board of Directors. Our Director of Information Technology (IT) has direct responsibility for assessing, monitoring, and managing cybersecurity risks, as well as developing and executing our cybersecurity strategy. The Board of Directors and Audit Committee provide oversight of the Cybersecurity Program.

The IT Department, led by our Director of IT, meets regularly to evaluate ongoing security threats and incidents, and continually refines policy and procedures surrounding cybersecurity risk. Identified cybersecurity threats and incidents are monitored and assessed for materiality by the Director of IT and the IT Department. This assessment includes whether our Board of Directors should be informed of a threat or incident. Cybersecurity risks are communicated and discussed with our Board of Directors at least annually.

Our Director of IT has over 25 years of experience in IT and has a proven track record of creating, implementing, and managing successful infrastructure security, business continuity, access management, and change management policies and programs.

Item 2. Properties

We primarily lease technical customer support offices and manufacturing facilities, research and technology centers, and administrative facilities in various locations in the U.S.

As of December 31, 2024, our headquarters in Houston, Texas consisted of 6,750 square feet of leased space located at 1300 Post Oak Blvd., Suite 450, Houston, Texas 77056, and 13,685 square feet of leased space located at 6529 & 6533 N. Classen Blvd., Oklahoma City, Oklahoma, 73116.

The remainder of our property consists primarily of service equipment, vapor recovery, manufacturing and field support assets. For further information regarding our properties related to our business, see Item 1- Business - “Our Asset Footprints.”

Item 3. Legal Proceedings

From time to time, we may be involved in various claims and litigations arising in the ordinary course of our business. The results of any current or future claims or proceedings cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on our business, consolidated financial condition and results of operations. We do not believe that any existing claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

On January 16, 2025, our Class A common stock began trading on the New York Stock Exchange under the ticker symbol “FLOC”. Prior to that time, there was no public market for our Class A common stock. There is no established public trading market for our Class B common stock.

Shareholders Information

As of March 19, 2025, we had six registered holders of our Class A common stock and 58 registered holders of our Class B common stock.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

Our 2025 Equity and Incentive Plan (the “Equity Plan”) governs equity awards to our employees, directors, consultants and other eligible participants. The Equity Plan reserves a total of 6,000,000 shares of common stock. The maximum number of shares that are subject to awards under the Equity Plan is subject to an annual increase equal to the lesser of 2% of the number of shares common stock issued and outstanding on the last day of each fiscal year and an amount determined by our Board of Directors. Incentive awards generally may be issued to officers, key employees, consultants, and directors and include the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. For more information concerning common stock issuances with respect to the Equity Plan, refer to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Securities for Issuance under Equity Compensation Plans.”

Dividends

We currently intend to pay a dividend from available funds and future earnings on our Class A common stock. The declaration, amount and payment of any future dividends on shares of our Class A common stock will be at the sole discretion of our Board of Directors and we may reduce or discontinue entirely the payment of such dividends at any time. Our Board of Directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our Board of Directors may deem relevant.

Use of Proceeds from the IPO

The net proceeds from our IPO were approximately $461.8 million and were used to purchase 20,470,000 newly issued LLC Interests directly from Flowco LLC at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount.

In turn, Flowco LLC used the net proceeds from its sale to us of newly issued LLC Interests as follows: (i) redeem approximately $20.9 million of Flowco LLC Interests from certain non-affiliate holders and (ii) with respect to the remainder, repay indebtedness under our Credit Agreement. Flowco LLC may also use a portion of the net proceeds to acquire or invest in businesses, products, services, or technologies; however, there are no agreements or commitments for any material acquisitions or investments at the time of when this Annual Report was issued. Further, there has been no material change in the expected use of the net proceeds from our IPO as described under the heading “Use of Proceeds” in our Final Prospectus.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other information included elsewhere in this Annual Report. In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in Part I. Item 1A. Risk Factors and the section titled “Forward-Looking Statements” included elsewhere in this Annual. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “will,” “would,” and similar expressions to identify forward-looking statements.

Background and Business Overview

We are a leading provider of production optimization, artificial lift and methane abatement solutions for the oil and natural gas industry.

Consistent with the manner in which our chief operating decision maker evaluates performance and allocate resources, our operations are conducted, managed and presented within the following two reportable segments:

•
Production Solutions: segment is comprised of our artificial lift operations, digital solutions and methane abatement technologies; and
•
Natural Gas Technologies: segment is comprised of our vapor recovery and natural gas systems operations.

We have strategically positioned ourselves to provide products and services that include a full range of equipment and technology solutions that enable our customers to efficiently and cost-effectively maximize the profitability and economic lifespan of the production phase of their operations. As a result of this strategic position, we are able to generate revenues throughout the long producing lives of oil and natural gas wells. Our products and services also integrate proprietary digital technologies that allow for remote monitoring and controls, and other enhanced uses of our equipment. We have an operating presence in every major onshore oil and natural gas producing region in the United States. For a more detailed overview of our business, see Part 1. Item 1. Business and Part 1. Item 2. Properties in this Annual Report.

As the closing of our initial public offering (“IPO”) and the resulting concurrent reorganization occurred on January 17, 2025, the accompanying consolidated statements presented herein consisted of the accounts of our predecessor, as discussed below in Recent Developments.

Trends and Outlook

Macroeconomic Conditions and Commodity Prices

We monitor macroeconomic conditions and industry-specific drivers and key risk factors affecting our business segments as we formulate our strategic plans and make decisions related to allocating capital and human resources. Our business segments provide products and services to support oil and natural gas production. As a result, we are substantially dependent upon global oil production levels, as well as operating expenditures and new investment activity levels in the oil and natural gas sector. Demand for our products and services is impacted by overall global demand for oil and natural gas, ongoing depletion rates of existing oil and natural gas wells, and our customers’ willingness to invest in the development of new oil and natural gas resources. Our customers determine their operating and capital budgets based on current and expected future crude oil and natural gas prices and expectation of industry cost levels, among other factors. Crude oil and natural gas prices are impacted by supply and demand, which are influenced by geopolitical, macroeconomic, and local events, and have historically been subject to substantial volatility and cyclicality.

Following a volatile oil market in 2023, marked by geopolitical turmoil and concerns over production levels of major producing countries, oil prices stabilized in the first half of 2024 as supply risks from ongoing global conflicts eased, inflationary pressures moderated and OPEC+ extended voluntary production cuts.

In early 2024, crude oil prices strengthened due to fears that the conflict in the Middle East could spread throughout the region, potentially disrupting critical shipping routes and global oil supply. However, as global oil production remained stable, supply uncertainty dissipated, causing oil prices to decline from April highs. In early June, OPEC+ agreed to extend production cuts of 3.7 million barrels per day until the end of 2025 and prolonged production cuts of 2.2 million barrels per day until the end of September 2024, with a plan to gradually phase out this cut from October 2024 to September 2025. These extensions provided support for oil prices through June. In early August, fears of a U.S. recession put downward pressure on oil prices. As these fears eased and geopolitical tensions in the Middle East rose, oil prices rebounded from six-month lows.

Longer term, the U.S. Energy Information Administration (“EIA”) forecasts U.S. crude oil production will continue to grow over the next five years, driven in part by increases in well efficiency, even with the deployment of fewer active drilling rigs, and assuming no new adverse laws or regulations. This growth in U.S. oil production follows approximately 15 years of U.S. unconventional shale development, a period in which spot oil prices fluctuated between approximately $120 per barrel to below $0 per barrel and U.S. onshore active rig count declined from approximately 1,800 rigs to below 600 rigs. During this same period, U.S. oil production grew from 5 million barrels per day to 13 million barrels per day, and the U.S. is currently the largest global producer of oil.

While we anticipate continued variability in oil and natural gas prices, we believe commodity prices will remain constructive to incentivize oil producer operational spending, particularly within our key markets. We expect ongoing investment in the U.S. onshore market, driven by population growth, increased per capita energy consumption, energy security concerns, growing importance of U.S. oil and natural gas production, production optimization for decline management, the short-cycle nature of unconventional shale wells and continued investment in exploration and appraisal activity.

In recent years, U.S. producers focused on capital discipline have been able to realize operational efficiencies and to increase total U.S. production despite onshore rig count remaining below previous peak levels. Producers are increasingly focused on optimizing production to limit production decline rates and to maximize production in a capital efficient manner. Our services and products provide solutions to meet these industry needs and demands, by maximizing production, minimizing downtime and limiting decline rates at all stages of a well’s lifecycle.

Global Outlook and Geopolitical Environments

The ongoing heightened tension in the global geopolitical environments, especially the prolonged conflicts in Ukraine and in the Middle East and the continued tension between U.S. and China, continues to create uncertainty not only in the oil and natural gas markets, but also in the financial market and global supply chain. In early 2025, the Trump administration has introduced new and significant trade policies and has imposed or threatened to impose tariffs on imported products with numerous U.S. global trade partners. These aggressive and unpredictable trade policies could create volatility in U.S. stock markets and further disruptions in global supply chain dynamics. We do not know the ultimate severity or duration of these conflicts, but we continue to closely monitor shifts in global trade policies and evaluate their potential impacts on our business, financial condition and results of operations.

Our Industry Growth

The natural gas compression and artificial lift industry continued to experience robust growth, driven by rising global energy demand, technological innovations and evolving regulatory requirements. Advancements in compression technology, automation and data analytics continued to reshape operational efficiency and reliability across the industry. We believe that our longstanding and expansive customer relationships across every major onshore U.S. producing region combined with vertically integrated operations allow us to be strategically positioned to capitalize on these transformative trends and deliver sustainable long-term value.

As our business is closely aligned with wells production and is typically less directly affected by commodity price, we are not exposed to the volatility often faced in the narrow-focused and shorter-cycle oil field service businesses. We deliver natural gas compression services in connection with domestic natural gas production that primarily occurs in natural gas basins, such as the Appalachian and Barnett, and in crude oil basins where associated natural gas is produced alongside crude oil production, such as San Juan, Anadarko and Permian basins, and Eagle Ford Shale.

Our products are chosen due to their reliability and ability to aid our customers in achieving maximum output and cash flow from their producing wells. Our products and services also integrate proprietary digital technologies that allow for remote monitoring and controls, and other enhanced uses of our equipment. We have an operating presence in every major onshore oil and natural gas producing region in the U.S., with majority of our consolidated revenue generated in Permian Basin.

Recent Developments

IPO

We consummated our IPO on January 15, 2025, in which we issued and sold 20,470,000 shares of our Class A common stock at a price of $24.00 per share, resulting in gross proceeds to us approximately $491.3 million and net proceeds to us of approximately $461.8 million, after deducting the underwriting discount of approximately $29.5 million.

2024 Business Combination and Subsequent Transactions

On June 24, 2024, Flowco MergeCo LLC (“Flowco LLC”) entered into a contribution agreement with (i) the Estis Member, (ii) the FPS Member and (iii) the Flogistix Member, pursuant to which, Flowco LLC acquired 100% of the membership interests of each of Estis Intermediate, Flowco Productions and Flogistix Intermediate in exchange for Series A Units of Flowco LLC proportionate to the value of the contributed membership interests (the “2024 Business Combination”). In connection with the 2024 Business Combination, the FPS Member also contributed substantially all of its assets to Flowco Productions immediately prior to the consummation of the 2024 Business Combination and the contribution of the membership interests of Flowco Productions to Flowco LLC. The 2024 Business Combination was consummated effective as of June 20, 2024. As a result of the 2024 Business Combination, our Original Equity Owners acquired the following ownership interest in Flowco LLC:

•
GEC Estis Holdings, LLC (i.e., the Estis Member) – 51%;
•
Flowco Production Solutions, LLC. (i.e., the FPS Member) – 26%; and
•
Flogistix Holdings, LLC (i.e., the Flogistix Member) – 23%.

In August 2024, Flowco LLC contributed all of the equity interest in each of Estis Intermediate, Flowco Productions and Flogistix (collectively, the “Merging Entities”) to another wholly owned subsidiary, Flowco MasterCo LLC, which is the current direct owner of Estis Intermediate, Flowco Productions and Flogistix Intermediate. The purpose of Flowco LLC is to carry on the business activities of each of the contributed entities, including production optimization and related oilfield services business lines.

Flowco Holdings Inc. (“Flowco Holdings”) was incorporated in Delaware on July 25, 2024 in connection with the IPO and only engaged, through the last date presented in this Annual Report, in activities in contemplation of the IPO. After giving effect to the IPO, we became a holding company, and our sole material assets consist of its ownership interests in Flowco LLC.

As a result of the 2024 Business Combination, Estis was deemed to be the accounting acquirer and Flowco Productions and Flogistix as the acquirees. Additionally, Estis was deemed to be the accounting predecessor for financial reporting purposes and as such, all historical results of operations discussed in this Annual Report, other than the Flowco Holdings December 31, 2024 Balance Sheet, for all periods prior to June 20, 2024, reflect only Estis’ legacy operations, and for the period subsequent to June 20, 2024, are reflective of the combined operations of the Merging Entities (the Merging Entities are also referred to herein as the “Predecessor”).

The 2024 Business Combination was accounted for as a business combination using the acquisition method of accounting under ASC 805, Business Combinations (“ASC 805”).

Factors Affecting the Comparability of Our Financial Condition and Results of Operations

Our historical financial condition and results of operations for the periods presented may not be comparable, both from period over period and going forward, for the following reasons:

•
Selling, general and administrative expenses. We expect to incur additional selling, general and administrative expenses as a result of becoming a publicly traded company. These costs include expenses associated with our annual and quarterly reporting, tax preparation expenses, Sarbanes-Oxley (“SOX”) compliance expenses, audit fees, legal fees, directors and officers insurance, investor relations expenses, Tax Receivable Agreement administration expenses and registrar and transfer agent fees. These increases in selling, general and administrative expenses are not reflected in our historical financial statements, other than a portion of these costs incurred in 2024 in contemplation and preparation of the IPO.
•
Corporate Reorganization. For periods prior to June 20, 2024, the historical consolidated financial statements presented herein are based on the operations of our accounting predecessor, Estis. For a period subsequent to June 20, 2024, the consolidated financial statements presented are based on the combined operations of the Merging Entities. As a result, the historical consolidated financial information may not provide an accurate indication of what our actual results would have been if the 2024 Business Combination had been completed at the beginning of the earliest period presented. In addition, we entered into a Tax Receivable Agreement with the TRA Participants. This agreement generally provides for the payment by us to the TRA Participants of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize or are deemed to realize in certain circumstances as a result of certain increases in tax basis and imputed interest. We will retain the benefit of the remaining 15% of such net cash savings. For additional information regarding the Tax Receivable Agreement, see “Part 1. Item 1A. Risk Factors – Risk Factors Related to our Organizational Structure.”
•
Income Taxes. Our accounting predecessors are a collective limited liability companies that constitute as partnerships for U.S. federal income tax purposes, and therefore are not subject to U.S. federal income taxes and the provisions for income tax calculations thereof. As the IPO occurred subsequent to the last date presented in this Annual Report, we do not report any income tax benefit or expense attributable to us. Subsequent to the IPO, we are taxed as a corporation under the Internal Revenue Code and subject to U.S. federal income taxes (currently at a statutory rate of 21% of pretax earnings, as adjusted by the Internal Revenue Code), as well as state income taxes, for our interest ownership in Flowco LLC.
•
2025 Equity and Incentive Plan. To incentivize individuals providing services to us or our affiliates, our Board of Directors adopted an omnibus 2025 Equity and Incentive Plan (the “Equity Plan”) prior to the completion of our IPO. The Equity Plan provides for the grant, from time to time, at the discretion of our Board of Directors or a committee thereof, of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, other stock awards, substitute awards and performance awards. Any individual who is our officer or employee or an officer or employee of any of our affiliates, and any other person who provides services to us or our affiliates, including members of our Board of Directors, will be eligible to receive awards under the Equity Plan at the discretion of our Board of Directors. In connection with the IPO, we granted 665,205 restricted stock unit (“RSU”) awards, which will vest within three years, to certain of our employees, officers, and non-employee directors. Awards of RSUs to our officers and employees will vest on the third anniversary of the grant date, while awards of RSUs to our non-employee directors will vest pro rata quarterly over three years. For these awards granted in connection with our IPO, we will recognize equity compensation expenses aggregating up to $6.6 million per year, starting in 2025, over the applicable vesting terms related to these RSU issuances.
•
Noncontrolling Interests. As a result of the IPO and a series of related reorganization transactions in connection with the IPO (the “Transactions”), Flowco Holdings became the sole managing member of Flowco LLC and consolidates entities in which it has a controlling financial interest. Consequently, the financial statements for periods prior to the IPO included in this Annual Report have been adjusted to combine each of the previously separated Merging Entities. For periods after the completion of our IPO, the financial position and results of operations include those of Flowco Holdings and report the noncontrolling interests related to the portion of LLC Interests not owned by Flowco Holdings. Additionally, all shares of our Class B common stock are held by noncontrolling interest owners. The noncontrolling interests will only impact future financial statements presentations and not the financial statements included in this Annual Report.

Predecessor Consolidated Results of Operations

The historical consolidated financial information included in the following tables and discussions present the historical financial information of our Predecessor. Additionally, the discussions relating to significant line items from our consolidated statements of operations are based on available information and represent our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where reasonably practicable, have quantified the impact of such items. The results of operations data in the following tables for the periods presented have been derived from the audited financial statements included elsewhere in this Annual Report. The discussions related to historical financial information for the year ended December 31, 2023 compared to the year ended December 31, 2022, have been reported previously in the Final Prospectus, under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations, and is also included in this Annual Report.

We currently have two operating segments: (i) Production Solutions and (ii) Natural Gas Technologies. Our corporate headquarters and certain functional departments do not earn revenues but incur costs which do not constitute business activities. Therefore, these corporate headquarters and certain functional departments do not qualify as an operating segment and have been included within corporate and other, which is also not considered a reportable segment. Corporate and other includes (i) corporate and overhead costs, and (ii) capitalized costs related to IPO and debt issuance and does not include any immaterial and aggregated operating segments. The performance of our operating segments is primarily evaluated based on revenue and segment profit or loss with respect to such segments, in addition to other measures.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following table sets forth certain selected financial results for the periods indicated (in thousands). Prior to June 20, 2024, all operating results reflect only Estis as predecessor to the Merging Entities:

	Year Ended December 31,
	2024	2023	Change ($)	Change (%)
Revenues
Rentals	$276,687	$168,801	$107,886	64%
Sales	258,591	74,522	184,069	247%
Total revenues	535,278	243,323	291,955	120%
Operating expenses
Cost of rentals (exclusive of depreciation and amortization disclosed separately below)	74,494	42,179	32,315	77%
Cost of sales (exclusive of depreciation and amortization disclosed separately below)	189,930	62,599	127,331	203%
Selling, general and administrative expenses	62,453	15,219	47,234	310%
Depreciation and amortization	90,862	43,822	47,040	107%
Loss on sale of equipment	797	1,170	(373)	-32%
Income from operations	116,742	78,334	38,408	49%
Other expenses
Interest expense	(32,345)	(18,956)	(13,389)	71%
Loss on debt extinguishment	(221)	—	(221)	100%
Other expenses	(2,756)	(910)	(1,846)	203%
Total other expenses	(35,322)	(19,866)	(15,456)	78%
Income before provision for income taxes	81,420	58,468	22,952	39%
Provision for income taxes	(1,171)	(379)	(792)	209%
Net income	$80,249	$58,089	$22,160	38%

Revenue – Rentals. Rental revenue was $276.7 million for the year ended December 31, 2024, an increase of $107.9 million, or 64%, from $168.8 million for the year ended December 31, 2023. $84.4 million of increase in rental revenue relates to the Natural Gas Technologies segment from companies acquired in the 2024 Business Combination. Rental fleet from the Natural Gas Technologies segment had an average of 2,838 active systems and an average monthly price of $4,696 for the year ended December 31, 2024. The remaining $23.5 million increase in rental revenue relates to the Production Solutions segment, which was driven by an increase of 33 average active systems per month from 1,401 during 2023 to 1,434 average active systems per month during 2024, and a $1,132 increase in average monthly price from $10,043 per unit during 2023 to $11,195 per unit during 2024. Thus, of the increase in rental revenue related to the Production Solutions segment, 2.4% is attributable to an increase in average active systems, and 11.3% is due to an increase in average monthly price.

Revenue – Sales. Sales revenue was $258.6 million for the year ended December 31, 2024, an increase of $184.1 million, or 274%, from $74.5 million for the year ended December 31, 2023. This increase in revenue was partially due to $135.5 million of revenue related to Flowco Productions within the Production Solutions segment and $41.4 million of revenue related to Flogistix within the Natural Gas Technologies segment as part of the 2024 Business Combination. The remainder of the increase was primarily due to an increase of $7.2 million of sales of natural gas systems to third parties. We sell our natural gas systems through intercompany transactions for further use in the Production Solutions segment as well as sales to our customers. During 2023, intercompany sales comprised a significant portion of total natural gas system sales as we continued to increase the volume of active systems within Production Solutions segment. Due to the change in focus of sales to third parties rather than our Production Solutions segment, third party sales volume of natural gas systems increased 10% year-over-year while pricing remained flat. All intercompany revenues have been eliminated in consolidation.

Cost of Rentals. Rental cost was $74.5 million for the year ended December 31 2024, an increase of $32.3 million, or 77%, from $42.2 million for the year ended December 31, 2023. This increase was primarily attributable to $28.6 million of costs related to Flogistix as part of the 2024 Business Combination within the Natural Gas Technologies segment.

Cost of Sales. Sales cost was $189.9 million for the year ended December 31, 2024, an increase of $127.3 million, or 203%, from $62.6 million for the year ended December 31, 2023. The increase was primarily attributable to $94.9 million of costs related to Flowco Productions within the Production Solutions segment and $30.2 million of costs related to Flogistix within the Natural Gas Technologies segment as part of the 2024 Business Combination.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2024, were $62.5 million, an increase of $47.2 million from $15.2 million for the year ended December 31, 2023. This increase was primarily attributable to $21.2 million of costs related to Flowco Productions within the Production Solutions segment, $15.7 million of expenses related to Flogistix within the Natural Gas Technologies segment, and Corporate expenses of $6.0 million as a part of the 2024 Business Combination. The remaining increase of $3.9 million is due to increases in personnel expense and sales and marketing expense at Estis, including the addition of management and employees in connection with our IPO and anticipated public company reporting requirements.

Depreciation and amortization. Depreciation and amortization was $90.9 million for the year ended December 31, 2024, an increase of $47.0 million, from $43.8 million for the year ended December 31, 2023. The increase in depreciation expense was primarily due to $13.2 million related to Flowco Productions within the Production Solutions segment and $27.6 million related to Flogistix within the Natural Gas Technologies segment as part of the 2024 Business Combination. The remainder of the increase in depreciation expense was due to purchases of machinery and equipment in the prior period, which primarily relates to the Production Solutions segment as depreciation and amortization within the Natural Gas Technologies remained consistent year-over-year.

Loss on sale of equipment. Loss on sale of equipment was $0.8 million for the year December 31, 2024, compared to $1.2 million for the year ended December 31, 2023, a decrease of $0.4 million, which is all related to the Production Solutions segment. The decrease is due to a fewer number of unit disposals in 2024 compared to 2023.

Interest expense. Interest expense was $32.3 million for the year ended December 31, 2024 compared to interest expense of $19.0 million for the year ended December 31, 2023. This increase in interest expense of $13.4 million is due to interest expense related to Flowco Productions and Flogistix as part of the 2024 Business Combination, in addition to the associated interest on increased borrowings under the Credit Agreement for distributions to members.

Loss on debt extinguishments. Loss on debt extinguishments was $0.2 million for the year ended December 31, 2024, compared to $0.0 million for the year ended December 31, 2023, an increase of $0.2 million, which is related to the Credit Agreement entered into on August 20, 2024, which currently provides for a $725.0 million five-year senior secured revolving credit facility.

Other expense. Other expense was $2.8 million for the year ended December 31, 2024, compared to $0.9 million for the year ended December 31, 2023, an increase of $1.8 million. The increase is due to $0.3 million related to Flowco Productions and Flogistix as part of the 2024 Business Combination as well as $2.7 million of transaction costs incurred in connection with the 2024 Business Combination and $0.9 million of professional service fees not determined to be direct and incremental to the registration statement and not part of the core operating costs of the business. These costs were partially offset by $0.5 million of other expenses incurred during the year ended December 31, 2023 that did not recur during the year ended December 31, 2024.

Provision for income taxes. Provision for income taxes was $1.2 million for the year ended December 31, 2024, a $0.8 million increase from the year ended December 31, 2023. Provision for income taxes for the years ended December 31, 2024 and 2023, are entirely associated with Texas margin tax, as an LLC. This increase is due to Flowco Productions and Flogistix, as part of the 2024 Business Combination, being included in our financial results for approximately half of 2024.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following table presents summary consolidated operating results of our predecessor Estis for the periods indicated:

	Year Ended December 31,
	2023	2022	Change ($)	Change (%)
Revenues
Rentals	$168,801	$120,237	$48,564	40%
Sales	74,522	28,372	46,150	163%
Total revenues	243,323	148,609	94,714	64%
Operating expenses
Cost of rentals (exclusive of depreciation and amortization disclosed separately below)	42,179	33,214	8,965	27%
Cost of sales (exclusive of depreciation and amortization disclosed separately below)	62,599	22,261	40,338	181%
Selling, general and administrative expenses	15,219	14,173	1,046	7%
Depreciation and amortization	43,822	36,206	7,616	21%
Loss on sale of equipment	1,170	51	1,119	2194%
Income from operations	78,334	42,704	35,630	83%
Other expenses
Interest expense	(18,956)	(9,284)	(9,672)	104%
Other expenses	(910)	(408)	(502)	123%
Total other expenses	(19,866)	(9,692)	(10,174)	105%
Income before provision for income taxes	58,468	33,012	25,456	77%
Provision for income taxes	(379)	(283)	(96)	34%
Net income	$58,089	$32,729	$25,360	77%

Revenue—Rentals. Rental revenue was $168.8 million for 2023, an increase of $48.6 million, or 40%, from $120.2 million for 2022. All rental revenue is included within the Production Solutions segment. This increase in rental revenue was driven by an increase of 191 average active systems per month from 1,210 during 2022 to 1,401 average active systems per month during 2023; and $2,117 increase in average monthly price from $8,279 per unit during 2022 to $10,043 per unit during 2023. Thus, of the increase in rental revenue, 43% is attributable to an increase in average active systems, and 57% is due to an increase in average monthly price.

Revenue—Sales. Sales revenue was $74.5 million for 2023, an increase of $46.1 million, or 163%, from $28.4 million for 2022. All sales revenue is included within the Natural Gas Technologies segment. This increase in revenue was primarily due to a $45.5 million increase in sales of natural gas systems to third parties We sell our natural gas systems through intercompany transactions for further use in the Production Solutions segment as well as sales to our customers. During 2022, Natural Gas Technologies segment had $99.9 million intercompany natural gas system sales to the Production Solutions segment as we continued to increase the volume of active systems. Due to the change in focus of sales to third parties rather than our Production Solutions segment, third party sales volume of natural gas systems increased 111% year-over-year while pricing remained flat. All intercompany revenues have been eliminated in consolidation.

Cost of Rentals. Rental cost of $42.2 million in 2023 increased $9.0 million, or 27%, from $33.2 million in 2022. All rental costs are within the Production Solutions segment. This increase was primarily attributable to an increase of $3.8 million for equipment maintenance and repair expense, $2.5 million of additional personnel expense, and $1.2 million of shop repair and maintenance expense due to the increased fleet count, as well as inflationary costs.

Cost of Sales. Sales cost of $62.6 million in 2023 increased $40.3 million, or 181%, from $22.3 million in 2022. All sales costs are within the Natural Gas Technologies segment. This increase was primarily attributable to increased sale volumes and mix of products sold.

Depreciation and amortization. Depreciation and amortization was $43.8 million for 2023 an increase of $7.6 million, from $36.2 million in 2022. The increase in depreciation expense was primarily due to depreciation on purchases of machinery and equipment of $43.3 million during 2023, as well as a full year of depreciation on $107.0 million of purchases of property, plant and equipment in 2022. The entirety of the change relates to the Production Solutions segment as depreciation and amortization within the Natural Gas Technologies segment remained consistent year-over-year.

Selling, general and administrative expenses. Selling, general and administrative expenses for 2023 were $15.2 million, an increase of $1.0 million from $14.2 million for 2022. This increase was primarily attributable to increases in personnel expense and sales and marketing expense. The entirety of the change relates to the Production Solutions segment as the selling, general and administrative expenses within the Natural Gas Technologies segment remained consistent year-over-year.

Loss on sale of equipment. Loss on sale of equipment, net was $1.2 million in 2023 compared to $0.1 million in 2022, an increase of $1.1 million, due to a higher number of unit disposals in the Production Solutions segment in the first and fourth quarters of 2023 compared to 2022, which had minimal disposals during the year.

Interest expense. Interest expense was $19.0 million in 2023 compared to interest expense of $9.3 million in 2022. This increase in interest expense of $9.7 million was related to the timing of additional borrowings of $188.4 million, partially offset by the timing of payments of $173.5 million on the revolving credit facility of Estis and its subsidiaries (the “Prior Estis Credit Facility”), as well as increased borrowing costs.

Other expense. Other expense was $0.9 million in 2023 compared to $0.4 million in 2022, an increase of $0.5 million. The increase was primarily due to an increase in other non-operating expenses.

Provision for income taxes. Provision for income taxes was $0.4 million for the year ended December 31, 2023, a $0.1 million or approximately 34% increase from the year ended December 31, 2022. The increase is associated with increased operating activities that resulted in increased Texas margin tax expenses.

Liquidity and Capital Resources

IPO and Subsequent Transactions

On January 15, 2025, we consummated our IPO and received $461.8 million net proceeds from the sale of 20,470,000 shares of our Class A common stock. The net proceeds from our IPO were used to purchase 20,470,000 newly issued LLC Interests directly from Flowco LLC at a price per unit equal to the IPO price per share of Class A common stock.

On August 24, 2024, we entered into a credit agreement, as amended to date, by and among Flowco MasterCo (the “Parent Borrower”), Flowco Productions, Estis Intermediate and Flogistix Intermediate, as borrowers, certain other direct and indirect subsidiaries of the Parent Borrower party thereto as guarantors, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent (as amended to date, the “Credit Agreement”). The Credit Agreement was entered into in connection with a continuation and upsize of the legacy credit facility established by a legacy credit agreement with Estis and certain of its subsidiaries as loan parties hereto.

In connection with the IPO described above, Flowco LLC used the net proceeds received from us to: (i) redeem approximately $20.9 million of Flowco LLC interests from certain non-affiliate holders and (ii) with respect to the remainder, repay indebtedness under our Credit Agreement.

Sources of Liquidity and Indebtedness

As of December 31, 2024, we had $2.5 million of cash and cash equivalents. We expect that our primary sources of liquidity and capital resources will be cash flows generated by operating activities and borrowings under our Credit Agreement, which has a maturity date of August 20, 2029, that is payable upon maturity. Our interest rate is Term Secured Overnight Finance Rate (“SOFR”) for one month plus 0.1% (“Adjusted REVSOFR30”) plus a contractual applicable margin based on the Company’s calculated leverage ratio, which combined approximates 6.4% per annum at the effective date with interest due monthly. If such rate is below contractual minimums, the interest rate will be calculated based on Adjusted Term SOFR Rate, Adjusted REVSOFR30 Rate or the Adjusted Daily Simple SOFR Rate. Depending upon market conditions and other factors, we may also have the ability to issue additional equity and/or debt, as needed.

Historically, our predecessors’ primary sources of liquidity were cash flows from operations, borrowings under Estis’ legacy credit agreement and equity provided by the Original Equity Owners. Our predecessors’ primary use of capital has been for working capital purposes, to make cash distributions to the Original Equity Owners and repay indebtedness. Prior to the repayment of a portion of the Credit Agreement in conjunction with the IPO, the outstanding borrowings under the Credit Agreement was $635.9 million with $87.6 million of available borrowing capacity on December 31, 2024. As of March 14, 2025, we had $195.7 million outstanding borrowings and $527.7 million available borrowing capacity under our Credit Agreement.

Dividends

Our Board of Directors may elect to declare cash dividends on our Class A common stock, subject to our compliance with applicable law, and depending on, among other things, economic conditions, our financial condition, results of operations, projections, liquidity, earnings, legal requirements, and restrictions in the agreements governing our indebtedness. We currently intend to pay a dividend from available funds and future earnings on our Class A common stock. If and to the extent our Board of Directors declares cash dividends to our stockholders, we expect the dividend to be paid from cash flows from our operations. The timing, amount and financing of dividends, if any, will be subject to the discretion of our Board of Directors from time to time. As of December 31, 2024, we have yet to declare a cash dividend on our Class A common stock. Distributions to members or partners made by our predecessor entities, including distributions to members funded during 2024 in part by borrowings under our Credit Agreement, should not be viewed as indicative that we expect to pay with respect to our Class A common stock.

Cash Flow Analysis

The following table presents our summary cash flows for the periods presented. Prior to June 20, 2024, all cash flow activity reflects only our predecessor Estis.

	Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$179,383	$81,862	$66,564
Net cash (used in) investing activities	$(94,433)	$(42,673)	$(106,930)
Net cash provided by (used in) financing activities	$(80,335)	$(39,189)	$40,366

Operating activities. Net cash provided by operating activities was $179.4 million in 2024 compared to $81.9 million in 2023, an increase of approximately $97.5 million. Operating cash flows increased primarily due to higher net income of $17.9 million and depreciation and amortization of $46.2 million. In addition, cash outflows associated with working capital increased $10.3 million, largely due to increases in accounts payable and accrued expenses, partially offset by increases in inventory and accounts receivable.

Net cash provided by operating activities was $81.9 million in 2023 compared to $66.6 million in 2022. This increase was primarily due to higher net income of $25.4 million and depreciation and amortization of $7.6 million, partially offset by increased cash outflows associated with our working capital of $20.7 million, an increase inventory of $15.9 million and an increase in accounts receivable of $3.1 million.

Investing activities. Net cash used in investing activities was $94.4 million and $42.7 million for the years ended December 31, 2024 and 2023, respectively. The approximately $52.7 million increase was primarily due to an increase of $46.8 million in purchases of property, plant and equipment and $7 million cash paid for acquisition slightly decreased by $3.1 million net cash acquired from the 2024 Business Combination.

Net cash used in investing activities was $42.7 million in 2023 compared to $106.9 million in 2022. The change was primarily due to a decrease of $63.4 million in purchases of property, plant and equipment from 2022 when a significant strategic investment was implemented to expand the rental fleet size.

Financing activities. Net cash used in financing activities was $80.3 million in 2024 compared to net cash used of $39.2 million in 2023. The $26.9 million increase in net cash used in financing activities was primarily related to $125.2 million of payments on long-term debt and increased distributions to members by $178.0 million, partially offset by an increase in proceeds from long-term debt of $274.1 million.

Financing activities resulted in $39.2 million of net cash used in 2023 compared to $40.4 million of net cash provided in 2022. This favorable change in cash flows from financing activities was primarily related to the absences of $65.7 million of payments on the Prior Estis Credit Facility and $15.5 million distributions to Estis' sole member in 2022, slightly offset by the decrease in year-over-year debt issuance costs of approximately $1.2 million.

Critical Accounting Estimates

In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these financial statements include but are not limited to the following: determination of fair value in business combinations, inventory valuation, impairment of goodwill, intangible assets and long-lived assets, share-based compensation, and useful lives of property, plant and equipment and intangible assets. Management believes these estimates and assumptions provide a reasonable basis for the fair presentation of the consolidated financial statements. Actual results could differ from those estimates.

Determination of fair value in business combinations

Accounting for the acquisition of a business requires allocation of the purchase price to the various assets acquired and liabilities assumed at their respective fair values. The determination of fair value requires the use of significant estimates and assumptions, and in making these determinations, management uses all available information. For tangible and identifiable intangible assets acquired in a business combination, the determination of fair value utilizes several valuation methodologies including discounted cash flows which has assumptions with respect to the timing and amount of future revenue and expenses associated with an asset. The assumptions made in performing these valuations include, but are not limited to, discount rate, future revenues and operating costs, projections of capital costs, royalty rate, and other assumptions believed to be consistent with those used by principal market participants. Depending on the magnitude of the acquisition and the specialized nature of these calculations, we often engage third-party specialists to assist management in evaluating our assumptions as well as appropriately measuring the fair value of assets acquired and liabilities assumed.

Inventory valuation

Inventory is composed of components, parts and materials used in the fabrication, repair and maintenance of natural gas systems. Inventory is recorded at the lower of cost or net realizable value. We evaluate the components of inventory on a regular basis for excess and obsolescence. We record the decline in the carrying value of estimated excess or obsolete inventory as a reduction of inventory and as an expense included in cost of goods and services in the period in which it is identified. Our estimate of excess and obsolete inventory is susceptible to change from period to period and requires management to make judgments about the future demand of inventory. There were no changes in this estimate year-over-year and the estimate has a low degree of estimation uncertainty as the historical write-offs are generally consistent without material fluctuations. Typically, our write-offs approximate $1 million each year due to factors that include historical usage, estimated product demand, technological developments and current market conditions. We believe our inventory valuation reserve is adequate to properly value excess and obsolete inventory as of December 31, 2024 and 2023. However, any significant changes to the factors mentioned above could lead our estimate to change.

Goodwill and long-lived assets

We evaluate goodwill for impairment annually on December 31, unless events or changes in circumstances indicate an impairment may have occurred before that time. We estimate the fair value based on a number of factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and Company specific events. Estimating projected cash flows requires us to make certain assumptions as it relates to future operating performance.

Application of the goodwill impairment test requires management’s judgments, including a qualitative assessment to determine whether there are any impairment indicators, and determining the fair value of the reporting unit. A number of significant assumptions and estimates are involved in the application of the income approach to forecast future cash flows, including revenue and operating income growth rates, discount rates and other factors. While we believe that our estimates of current value are reasonable, if actual results differ from the estimates and judgments used including such items as future cash flows and the volatility inherent in markets which we serve, impairment charges against the carrying value of those assets could be required in the future.

No events or circumstances occurred that indicated the fair value of any of our reporting units may be below its carrying amount as of December 31, 2024. As such, no impairment expense was recorded for the year ended December 31, 2024.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant, and equipment, and other finite-lived identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and changes may include significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in our business strategy, among others. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to estimated future undiscounted net cash flows expected to be generated by the asset.

Impairment losses are recognized in the period in which the impairment occurs and represent the excess of the asset carrying value over its fair value estimated using future discounted net cash flows. No impairment was recorded for the years ended December 31, 2024, 2023 and 2022.

Share-based compensation

The Estis Member, as the parent member of Estis prior to the 2024 Business Combination, issued profits interests to certain employees of Estis. FPS Member and Flogistix Member also issued profits interest to certain employees of Flowco Productions and Flogistix. All of the entities account for these awards in accordance with ASC 718, Compensation – Stock Compensation. While the awards are issued by the Estis Member, FPS Member, and Flogistix Member, the costs have been recognized by Estis, Flowco Productions, and Flogistix, respectively.

We estimate grant date fair value using the Black-Scholes option-pricing model. The use of a valuation model requires management to make certain assumptions with respect to selected model inputs, such as enterprise value, volatility, risk-free rate, and term. Estis last issued profit interest awards in 2021 which had a grant date fair value of $11.71 per unit. In comparison, the Company first issued profit interest awards in 2019, which had a grant date fair value of $2.00 per unit, or a $9.71 increase in the value per unit. The enterprise value increased by $237 million and the volatility increased by 7.19% between the first and last issuances, which were the primary drivers in the change in value. Flogistix last issued profit interest awards in 2022 and Flowco Productions last issued profit interest awards in 2023. There were no other issuances during the historical financial statement periods presented.

The risk-free rate and term are key inputs with a low degree of estimation uncertainty. The key estimates that have a higher degree of estimation uncertainty were the enterprise value and volatility. Enterprise value and volatility are subject to uncertainty given the forward-looking inputs such as future cash flows and expected volatility based on public company peers. The estimate and key assumptions have not changed during the current year as no new units were issued. The volatility in particular is highly sensitive due to the Company’s current stage in its life cycle relative to its public company peers.

Total share-based compensation expenses for the year ended December 31, 2024, 2023 and 2022 were $1.0 million, $0.1 million and $0.5 million, respectively. Because the Company has not issued new material units during these years, we do not expect material changes to this estimate.

The expected term represents the period that the share-based awards are expected to be outstanding. We determine the expected term using the simplified method as provided by the Securities and Exchange Commission. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the profit units. Since the Members' Equity is not publicly or privately traded, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the options is based on the U.S. Treasury yield curve at the date of the grant. Forfeitures are recognized as they occur.

Useful lives of property, plant and equipment and intangible assets

Our industry is capital intensive, as property and equipment represented 44.2% of our total assets as of December 31, 2024 and depreciation and amortization represented 21.7% of our total operating costs and expenses in the year ended December 31, 2024. As of December 31, 2023, property and equipment represented 75% of our total assets and depreciation and amortization represented 56% of our total operating costs and expenses prior to the 2024 Business Combination. Our property, plant and equipment and intangible assets with finite useful lives are carried at cost less accumulated depreciation and amortization. For acquired intangible assets, we amortize the cost over their estimated useful lives using either a straight- line or an accelerated method that most accurately reflects the estimated pattern in which the economic benefit of the respective asset is consumed. No provision for salvage value is considered in determining depreciation of our property, plant and equipment. We calculate depreciation and amortization on our assets based on the estimated useful lives that we believe are reasonable. The estimated useful lives are subject to key assumptions such as maintenance and utilization. These estimates may change due to a number of factors such as changes in operating conditions or advances in technology. The estimate has a low degree of estimation uncertainty as there were no changes in the useful lives utilized by management in the periods presented. Maintenance and repairs are charged to expense when incurred. Improvements which extend the life or improve the existing asset are capitalized.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies, and our consolidated financial statements may not be comparable to other public companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

We will continue to be an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our prior second fiscal quarter, or (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous three years.

We are not currently required to comply with the SEC rules that implement Section 404 of the SOX Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Additionally, our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company”, as defined in the JOBS Act.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements recently adopted and not yet adopted, see the notes to the audited consolidated financial statements included elsewhere in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to interest rate risk due to a variable interest rate component associated with outstanding borrowings under our Credit Agreement. Higher interest rates could adversely affect our financial condition and net income. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control.

As of December 31, 2024, we had $635.9 million borrowings outstanding under the Credit Agreement at a weighted-average interest rate of 6.4%.

Inflation

While inflationary cost increases can affect our income from operations’ margin, we believe that inflation generally has not had, and is not expected to have, a material adverse effect on our results of operations. In 2022, the United States experienced the highest inflation in decades primarily due to supply-chain issues, a shortage of labor and a higher demand for goods and services. The most noticeable adverse impact to our business was increased costs associated with materials, personnel expenses, consumables and vehicle-related costs. Most of our costs moderated in 2023 except for wages. We believe it is unlikely that salaries and wages will decrease to the levels experienced in prior years.

Item 8. Financial Statements and Supplementary Data

The following Consolidated Financial Statements are filed as part of this Annual Report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Flowco Holdings Inc.

Opinion on the Financial Statement – Balance Sheets

We have audited the accompanying balance sheets of Flowco Holdings Inc. (the “Company”) as of December 31, 2024 and November 30, 2024, including the related notes (collectively referred to as the “financial statement”). In our opinion, the financial statement presents fairly, in all material respects, the financial position of the Company as of December 31, 2024 and November 30, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of this financial statement in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud

Our audits included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 19, 2025

We have served as the Company's auditor since 2024.

Flowco Holdings Inc.

Balance Sheets

	As of December 31,	As of November 30
	2024	2024
Assets
Total assets	$—	$—

Liabilities and stockholder's equity
Total liabilities	$—	$—
Stockholder's equity:
Contribution receivable	(10)	(10)
Class A Common stock, $0.01 par value per share, 1,000 authorized, 1,000 shares issued and outstanding	10	10
Total liabilities and stockholder's equity	$—	$—

Flowco Holdings Inc.

Notes to the Balance Sheets

Note 1 – Organization

Flowco Holdings Inc. (“Flowco Holdings”) was incorporated as a Delaware corporation on July 25, 2024 (“Date of Incorporation”). The Corporation’s fiscal year end is December 31. The Corporation was formed for the purpose of completing an initial public offering (“IPO”) of its Class A common stock and related transactions in order to continue the business of Flowco MergeCo LLC (“Flowco LLC”) as a publicly traded entity. The Corporation is a holding company and, as of January 17, 2025, the sole managing member of Flowco LLC, and its principal asset will consist of equity interests in Flowco LLC.

As the sole managing member of Flowco LLC following the IPO, Flowco Holdings operates and controls all of the business and affairs of Flowco LLC. Subsequent to the IPO, Flowco Holdings will fully consolidate Flowco LLC’s financial results and report a noncontrolling interest related to the equity interests held by the pre-IPO common unitholders (“Continuing Equity Owners”) and certain affiliated entities to Flowco LLC’s principal stockholders (“Blocker Shareholders”) in the consolidated financial statements. For more discussion, see Note 4 – Subsequent Events.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting

The Balance Sheets have been prepared in accordance with accounting principles generally accepted in the United States of America. Separate statements of operations, comprehensive operations, changes in stockholders’ equity and cash flows have not been presented in the financial statements because there have been no activities in this entity and because the single transaction is fully disclosed below.

These financial statements have been prepared assuming Flowco Holdings will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

Note 3 - Stockholders’ Equity

Under the certificate of incorporation in effect as of the Date of Incorporation, Flowco Holdings is authorized to issue 1,000 shares of Class A common stock, par value $0.01 per share. As of July 29, 2024, all 1,000 shares of Class A common stock were issued for future consideration of $10, which was not received as of the Date of Incorporation. The purchase of the Class A common stock was not funded, and therefore there is a $10 contra-equity receivable on the Flowco Holdings’ balance sheet as of December 31, 2024 and November 30, 2024.

Note 4 – Subsequent Events

IPO and Reorganization

On January 15, 2025, Flowco Holdings consummated the IPO of 20,470,000 shares of Class A Common Stock (including shares issued pursuant to the exercise in full of the underwriters’ option

Flowco Holdings Inc.

Notes to the Balance Sheets

to purchase additional shares) for net proceeds totaling approximately $461.8 million, and the IPO closing occurred on January 17, 2025.

In connection with the IPO, Flowco Holdings amended and restated the existing limited liability company agreement of Flowco LLC (“LLC Agreement”) to, among other things, (i) recapitalize all existing ownership interests in Flowco LLC held by the existing members of Flowco LLC into a new single class of common units (“LLC Interests”); and (ii) issue a non-economic member interest and appoint Flowco Holdings as the sole managing member of Flowco LLC upon its acquisition of the LLC interests.

Simultaneously with the IPO, Flowco Holdings amended and restated its certificate of incorporation to, among other things, provide: (i) for Class A common stock, with each share of its Class A common stock entitling its holder to one vote per share on all matters presented to our stockholders generally; and (ii) for Class B common stock, with each share of our Class B common stock entitling its holder to one vote per share on all matters presented to our stockholders generally, any shares of our Class B common stock may only be held by the Continuing Equity Owners and their respective permitted transferees. As a result, Flowco Holdings became a holding company and the sole manager of Flowco LLC, with no material assets other than 100% of the voting membership interest in Flowco LLC.

Simultaneously with the IPO, Flowco Holdings acquired the LLC Interests held by certain of the existing indirect owners of Flowco LLC in exchange for 5,251,620 shares of its Class A common stock. After giving effect to the use of proceeds in the IPO, Flowco Holdings issued 64,823,042 shares of Class B common stock to the Continuing Equity Owners, which is equal to the number of LLC Interests held by such Continuing Equity Owners, for nominal consideration. Following the IPO, it was determined that certain allocations of Class A common stock, and of a corresponding number of Class B common stock and LLC Interests, in connection with certain reorganization transactions were made in error. Flowco LLC and the applicable members of Flowco LLC entered into an Omnibus Agreement to correct such errors through (i) a rescission of 1,057,629 LLC Interests and corresponding number of shares of Class B common stock previously issued to a White Deer Affiliate and (ii) the issuance of 1,057,629 LLC Interests to Flowco Holdings, and the issuance of 1,057,629 shares of Class A common stock to White Deer Affiliates. Such corrections did not result in any change in the aggregate number of LLC Interests issued and outstanding, or the combined number of shares of Class A common stock and Class B common stock issued and outstanding. The foregoing outstanding shares and LLC Interests give effect to the corrections set forth in the Omnibus Agreement.

Subsequent to the IPO, Flowco Holdings used the net proceeds from the IPO to purchase 20,470,000 newly issued LLC Interests for approximately $461.8 million directly from Flowco LLC at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount.

Flowco Holdings Inc.

Notes to the Balance Sheets

Tax Receivable Agreement

In connection with the IPO, Flowco Holdings entered into a Tax Receivable Agreement (the “TRA”) with the Continuing Equity Owners and Blocker Shareholders (collectively, the “TRA Participants”) that provides for the payment Flowco Holdings to the TRA Participants of 85% of the amount of tax benefits, if any, that Flowco Holdings actually realizes (or in some circumstances, is deemed to realize) related to certain tax basis adjustments and payments made under the TRA.

Registration Rights Agreement

In connection with the IPO, Flowco Holdings entered into a Registration Rights Agreement (the “RRA”) with the Continuing Equity Owners and Blocker Shareholders (collectively, the “RRA Participants”). The RRA provides that Flowco Holdings agrees to use its reasonable best effort to file, at any time after 180 days following the IPO and the expiration of any related lock-up period, a registration statement registering the sale of its Class A common stock issuable to or held by the RRA Participants and to use its reasonable best efforts to ensure the registration statement is approved in a timely manner. The RRA also requires Flowco Holdings to maintain an effective registration statement or to ensure it takes the necessary procedures to reactivate the registration statement in the event of an expiration. Certain of the RRA Participants are entitled to initiate underwritten offerings, subject to certain customary limitations. The RRA also provides for customary “piggyback” registration rights for all parties to the agreement.

2025 Equity and Incentive Plan

In January 2025, Flowco Holdings’ stockholder approved the 2025 Equity and Incentive Plan (the “Equity Plan”), which became effective in connection with the IPO. The Equity Plan is administered by the Compensation Committee. Flowco Holdings’ Board of Directors has the authority to amend and modify the Equity Plan, subject to any stockholder approval. Flowco Holdings granted 665,205 RSUs to certain of the Flowco Holdings' executives and employees and non-employees directors in conjunction with the Equity Plan with an aggregate grant date fair value of $19.8 million. The RSU awards to executives and employees cliff vest in full on the third anniversary of the grant date of the award, subject to employee’s continued employment. The RSU awards to non-employee directors vest in twelve equal installments on each of the first twelve quarterly anniversaries following the grant date of the award, subject to such non-employee director continuing in service through such date. The vesting of all RSU awards will accelerate and vest in full upon a change in control (as defined in the Equity Plan).

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Unit holders of Flowco MergeCo LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flowco MergeCo LLC and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of members’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 19, 2025

We have served as the Company's auditor since 2019.

Flowco MergeCo LLC

Consolidated Balance Sheets

	As of December 31,
	2024	2023
	(in thousands, except unit data)
Assets
Current assets
Cash and cash equivalents	$4,615	$—
Accounts receivable, net of allowances for credit losses of $1,169 and $1,259, respectively	120,353	44,399
Inventory, net	151,179	31,336
Prepaid expenses and other current assets	9,982	2,837
Total current assets	286,129	78,572

Property, plant and equipment, net	702,616	292,223
Operating lease right-of-use assets	19,480	4,424
Finance lease right-of-use assets	21,871	3,391
Intangible assets, net (Note 6)	302,522	11,254
Goodwill (Note 6)	249,692	2,224
Other assets	6,639	—
Total assets	$1,588,949	$392,088

Liabilities and members' equity
Current liabilities
Accounts payable	$31,321	$6,351
Accrued expenses	33,829	7,391
Current portion of operating lease obligations	6,809	640
Current portion of finance lease obligations	7,837	1,737
Deferred revenue	8,002	1,515
Total current liabilities	87,798	17,634

Long-term liabilities
Long-term debt, net	635,916	235,265
Operating lease obligations, net of current portion	12,739	3,784
Finance lease obligations, net of current portion	13,389	1,654
Total long-term liabilities	662,044	240,703
Total liabilities	749,842	258,337
Commitments and contingencies (Note 13)
Members' equity
Class A Units, no par value, 10,000,000 issued and outstanding as of December 31, 2024 and 5,100,000 issued and outstanding as of December 31, 2023	—	—
Additional paid-in capital	892,099	36,479
Retained earnings (deficit)	(52,992)	97,272
Total members' equity	839,107	133,751
Total liabilities and members' equity	$1,588,949	$392,088

Flowco MergeCo LLC

Consolidated Statements of Operations

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenues
Rentals	$276,687	$168,801	$120,237
Sales	258,591	74,522	28,372
Total revenues	535,278	243,323	148,609
Operating expenses
Cost of rentals (exclusive of depreciation and amortization disclosed separately below)	74,494	42,179	33,214
Cost of sales (exclusive of depreciation and amortization disclosed separately below)	189,930	62,599	22,261
Selling, general and administrative expenses	62,453	15,219	14,173
Depreciation and amortization	90,862	43,822	36,206
Loss on sale of equipment	797	1,170	51
Income from operations	116,742	78,334	42,704
Other expenses
Interest expense	(32,345)	(18,956)	(9,284)
Loss on debt extinguishment	(221)	—	—
Other expense, net	(2,756)	(910)	(408)
Total other expense	(35,322)	(19,866)	(9,692)
Income before provision for income taxes	81,420	58,468	33,012
Provision for income taxes	(1,171)	(379)	(283)
Net income	$80,249	$58,089	$32,729

Earnings per unit:
Basic and diluted	$10.41	$11.39	$32,729
Weighted average units outstanding:
Basic and diluted	7,710,656	5,100,000	1,000

Flowco MergeCo LLC

Consolidated Statements of Members' Equity

	Common Units		Class A Units
(in thousands, except number of units)	Units	Amount	Units	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Members' Equity
Balance as of December 31, 2021	1,000	$—	—	$—	125,401	6,454	131,855
Distribution to Members	—	—	—	—	(37,000)	—	(37,000)
Net income	—	—	—	—	—	32,729	32,729
Share-based compensation	—	—	—	—	493	—	493
Balance as of December 31, 2022	1,000	—	—	—	$88,894	$39,183	$128,077
Distribution to Members	—	—	—	—	(52,500)	—	(52,500)
Reorganization to Flowco MergeCo	(1,000)	—	5,100,000	—	—	—	—
Net income	—	—	—	—	—	58,089	58,089
Share-based compensation	—	—	—	—	85	—	85
Balance as of December 31, 2023	—	—	5,100,000	—	36,479	97,272	133,751
2024 Business Combination Issuance of Units	—	—	4,900,000	—	854,628	—	854,628
Distribution to Members	—	—	—	—	—	(230,513)	(230,513)
Net income	—	—	—	—	—	80,249	80,249
Share-based compensation	—	—	—	—	992	—	992
Balance as of December 31, 2024	—	$—	10,000,000	$—	$892,099	$(52,992)	$839,107

Flowco MergeCo LLC

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cash flows from operating activities
Net income	$80,249	$58,089	$32,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,862	43,822	36,206
Provision for inventory obsolescence	1,809	2,510	335
Amortization of operating right-of-use assets	4,326	508	219
Amortization of deferred financing costs	714	400	400
Loss on sale of equipment, net	797	1,170	51
Loss on debt extinguishment	221	—	—
(Gain)/loss on lease termination	(958)	—	—
Share-based compensation	992	85	493
Allowance for (recovery of) credit losses	636	310	509
Changes in operating assets and liabilities:
Accounts receivable - trade	(15,487)	(16,886)	(13,779)
Inventory	21,920	(6,633)	9,274
Prepaid expenses and other current assets	(3,029)	(1,295)	(171)
Other assets	864	—	—
Other liabilities	739	—	—
Operating lease liabilities	(4,246)	(508)	(219)
Accounts payable	(4,292)	(515)	(2,411)
Accrued expenses	864	805	2,928
Deferred revenue	2,402	—	—
Net cash provided by operating activities	179,383	81,862	66,564
Cash flows used in investing activities
Purchase of property, plant and equipment	(90,494)	(43,514)	(106,961)
Proceeds from sale of property, plant and equipment	166	841	31
Payment for capitalized patent costs	(193)	—	—
Acquisitions, net of cash acquired	(7,000)	—	—
Net cash acquired in 2024 Business Combination	3,088	—	—
Net cash used in investing activities	(94,433)	(42,673)	(106,930)
Cash flows used in financing activities
Payments on long-term debt	(298,764)	(173,525)	(107,789)
Proceeds from long-term debt	462,438	188,361	188,118
Payments on finance lease obligations	(7,503)	(1,525)	(1,748)
Proceeds on finance lease terminations	715	—	(1,215)
Payment of debt issuance costs	(6,708)	—	—
Distribution to Members	(230,513)	(52,500)	(37,000)
Net cash (used in) provided by financing activities	(80,335)	(39,189)	40,366
Net change in cash and cash equivalents	4,615	—	—
Cash and cash equivalents
Beginning of period	—	—	—
End of period	$4,615	$—	$—
Supplemental disclosures of investing and financing activities
Cash paid for interest	$28,775	$18,899	$8,668
Supplemental schedule of non-cash investing and financing activities
Noncash debt refinancing of long-term debt with Revolving Credit Facility	$419,454	$—	$—
Issuance of 4.9 million Class A Units in exchange for the net assets acquired in a Business Combination	$854,628	$—	$—
Issuance of 5.1 million Class A Units in exchange for 1,000 Common Units of Estis	$—	$—	$—
Lease liabilities arising from obtaining operating right-of-use assets	$5,532	$4,524	$2,434
Lease liabilities arising from obtaining financing right-of-use assets	$8,391	$2,186	$234

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

Note 1 - Nature of Operations and Organization

Flowco MergeCo LLC and its subsidiaries (the “Company”) is a leading provider of production optimization, artificial lift and methane abatement solutions for the oil and natural gas industry. The Company's products and services include a full range of equipment and technology solutions that enable real-time remote monitoring and control to maximize efficiencies of its products and services. The Company generates revenues throughout the long producing lives of oil and gas wells. The Company's core technologies include high pressure gas lift (“HPGL”), conventional gas lift, plunger lift and vapor recovery unit (“VRU”) solutions. As of December 31, 2024, the Company operates a fleet of over 4,300 active systems.

The Company is headquartered in Houston, Texas with major service facilities and operations in Midland, Texas; Carlsbad, New Mexico; and Williston, North Dakota. The Company operates manufacturing and repair facilities in El Reno, Oklahoma; Houston, Fort Worth, Kilgore and Pampa, Texas; and Lafayette, Louisiana.

The Company provides its products and services through two reportable segments: (i) Production Solutions; and (ii) Natural Gas Technologies. Any corporate costs or assets not directly related to these two reportable segments have been categorized in a separate corporate and other category.

Business Combination

On June 20, 2024, the Company entered into a Contribution Agreement with GEC Estis Holdings LLC (parent company of Estis Compression LLC (“Estis") (“Estis Member”)), Flowco Production Solutions, L.L.C. (“Flowco Member”) and Flogistix Holdings, LLC (“Flogistix Member”) (parent company of Flogistix, LP (“Flogistix”)) (Estis Member, Flowco Member and Flogistix Member collectively, the “Members”), pursuant to which, the Members contributed 100% of the direct equity interests of Estis Intermediate Holdings, LLC (“Estis Intermediate”), Flowco Productions LLC (“Flowco Productions”) and Flogistix Intermediate Holdings, LLC (“Flogistix Intermediate”) to the Company in exchange for Series A Units of the Company proportionate to the value of the contributed entities (the “2024 Business Combination”). In connection with the transaction, (i) Estis Member contributed substantially all of its net assets (including membership interests in Estis) to Estis Intermediate immediately prior to the consummation of the 2024 Business Combination and the contribution of the membership interests of Estis Intermediate to the Company, (ii) Flowco Member also contributed substantially all of its net assets to Flowco Productions immediately prior to the consummation of the 2024 Business Combination and the contribution of the membership interests of Flowco Productions to the Company, and (iii) Flogistix Member also contributed substantially all of its net assets (including the equity interests in Flogistix GP, LLC and Flogistix) to Flogistix Intermediate immediately prior to the consummation of the 2024 Business Combination and the contribution of the membership interests of Flogistix Intermediate to the Company.

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

The 2024 Business Combination was accounted for in accordance with ASC 805, Business Combinations, and Estis has been identified as the accounting acquirer and Flowco and Flogistix the acquirees. Additionally, Estis has been identified as the predecessor and as such, these financial statements reflect only the Estis historical financial information for any period prior to June 20, 2024. All financial information as of and subsequent to June 20, 2024, reflects that of Estis, Flowco, and Flogistix, as well as changes in the capital structure and operations of the Company. See Note 2 – Business Combinations for more information.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). These consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

The accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of financial position as of December 31, 2024 and 2023, and results of operations for the years ended December 31, 2024, 2023 and 2022, and cash flows for the years ended December 31, 2024, 2023 and 2022.

The Company does not have any components of other comprehensive income within its consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its consolidated financial statements.

Segment Information

The Company operates in two operating and reporting segments. Operating and reporting segments are determined in accordance with ASC 280, Segment Reporting (“ASC 820”) and are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) to allocate resources and assess performance. The CODM reviews segment profit or loss as the measure of profitability, which is presented on a reportable segment level for purposes of allocating resources and evaluating operating and financial performance. In addition to segment profit or loss, the CODM also reviews Adjusted EBITDA, a non-GAAP measure defined as adjusted earnings before income taxes, depreciation and amortization.

The Company operates and manages its business units in the following two operating and reporting segments:

•
Production Solutions: relates to rentals, sales and services related to high pressure gas lift, conventional gas lift and plunger lift; including other digital solutions and methane abatement technologies.
•
Natural Gas Technologies: relates to the design and manufacturing for the rental, sales and servicing of vapor recovery and natural gas systems.

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

For more information regarding segment reporting, see Note 15 - Segment Information.

Use of Estimates

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of the accompanying consolidated financial statements include but are not limited to the following: revenue recognition, allowance for credit losses, inventory reserve, impairment of goodwill, intangible assets and long-lived assets, share-based compensation, useful lives of property, plant and equipment and intangible assets, and estimation of contingencies. Management believes these estimates and assumptions provide a reasonable basis for the fair presentation of the consolidated financial statements. Actual results could differ from those estimates.

Basic and Diluted Earnings per Unit (“EPU”)

Basic EPU is calculated by dividing net income attributable to unitholders by the weighted average number of units of common units outstanding during the period. The Company does not have any potentially dilutive securities that would impact basic EPU.

Revenue Recognition

The Company’s revenues are derived from multiple sources. The following are descriptions of its principal revenue generating activities.

Rental Revenue

Rental revenue is earned from the lease of rental production equipment, consisting principally of compressors. These rental contracts are accounted for as operating leases under the authoritative guidance for leases (“ASC 842”) and rental revenue is recognized as income is earned over the term of the rental agreement.

Our rental contract terms range from month-to-month up to 48 months and are typically billed at a fixed monthly rate while the equipment is in use by the customer. Payment for rentals is typically collected within 15-60 days. Monthly agreements are generally cancellable with 30-day notice by the customer.

Upon lease commencement, the Company evaluates the rental agreements to determine if they meet the criteria set forth in ASC 842 for classification as sales-type leases or direct financing leases; if a rental agreement meets none of these criteria, the Company classifies it as an operating lease. Based on the assessment of the lease classification criteria, all rental agreements have been classified as operating leases. As such, the underlying assets remain on our balance sheet within property, plant, and equipment and are depreciated consistently with other owned assets. Rental

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

revenue is recognized on a straight-line basis over the term of the rental and is included in rental revenue in the consolidated statements of operations.

The Company’s rental agreements generally include lease and non-lease components where the timing and pattern of transfer are the same. Non-lease components related to our lease arrangements, such as ongoing monitoring and maintenance services, are performed with the same timing and pattern of transfer for the lease component. Because the pattern of recognition of the non-lease components is the same as that of the lease component, the Company has elected the practical expedient, in accordance with ASC 842, to combine all lease and non-lease components as a single component. The Company has determined that the rental of equipment is the predominant component of the rental agreement and therefore has accounted for these transactions entirely in accordance with ASC 842.

The Company has included several stipulations within its agreements with customers to protect its assets and mitigate risk of loss during the rental period. The primary method is through Company operation of the units including ongoing monitoring and maintenance. Contracts contain a clause for customer liability should any damage or loss to the units occur during customer oversight or operational control. Many contracts include a requirement for customers to ensure a small percentage of the asset or pay a premium if they elect not to insure the asset.

Sales Revenue

The Company accounts for sales revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”), and all subsequent amendments issued thereafter. Sales revenue is recognized when a customer obtains control of promised goods and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods. The principles in ASC 606 are applied using a five-step model that includes (1) identifying the contract(s) with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract, and (5) recognizing revenue when (or as) the performance obligations are satisfied. ASC 606 also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

Sales revenue is measured as the amount of fixed consideration to which we expect to be entitled in exchange for transferring products to our customers. Our contracts with customers typically contain a single performance obligation to provide agreed-upon products. We do not assess whether promised goods are performance obligations if they are immaterial in the context of the contract with the customer. Sales revenue is recognized when our performance obligation is satisfied at a point in time, at the amount we expect to be entitled when control of the products is transferred to our customers.

Payment for sales revenue is typically collected within 15-60 days. Since the period between sale of the product and receipt of payment is not expected to exceed one year, we have elected not to

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

calculate or disclose a financing component for our customer contracts. We do not incur any material costs of obtaining contracts. Sales revenue generally does not include right of return or other significant post-delivery obligations.

Below are the three categories of what primarily contributes to the Company’s sales revenue:

•
Equipment and compressors. For sales of equipment based on firm purchase orders or sales contacts, sales revenue is recognized when fabrication of the equipment is completed, it is segregated and ready for customer pickup and the customer has been notified. The completion notification includes the invoice for the sale, which represents a right to payment from the customer. At that point, risks and rewards of ownership transfer to the customer per the terms of the contract. Product delivery, including shipping and handling costs associated with outbound freight, is the responsibility of the customer. While the customer is arranging transportation of the equipment, it remains in the Company’s physical possession with a unique customer identification number in a separate location. The Company does not have the contractual right to direct the use of the product or direct it to another customer. The length of time between the completion notification and product delivery typically ranges from 2-14 days.
•
Oil & gas products and parts. As it relates to the sale of oil & gas products, the Company has a single performance obligation associated with these contracts – the manufacture and sale of the contracted good to the customer. Revenue from the sale of goods is recognized upon satisfaction of the performance obligation, which occurs point-in-time upon transfer of control of the product upon delivery to the customer. The transaction price (i.e., the amount that the Company has the right to under the terms of the sales contract with the customer) is the standalone sales price of each individual good and is typically settled within 30-45 days of the satisfaction of the performance obligation. The Company treats shipping and handling activities as a fulfillment activity, and the costs are recognized in cost of sales. With respect to taxes assessed by governmental authorities that are imposed upon sales transactions and collected by the Company from its customers, the Company’s policy is to exclude such amounts from revenues. Payment for sales is typically collected within 15-70 days.
•
Maintenance and repair services. The Company performs maintenance and repair services for gas lift systems, plunger lift systems, and plunger assisted gas lift systems as well as services related to downhole fluid recovery, spooling, capillary, downhole tool installation and removal and other related activities. As it relates to oil & gas services, the Company has a single performance obligation associated with these contracts – the completion of the contracted service. Revenue from the sale of services is recognized upon satisfaction of the performance obligation, which occurs point-in-time upon completion of the service, which typically occurs within 1-3 days from the date the services commence. The transaction price for services (i.e., the amount that the Company has the right to under the terms of the service contract with the customer) is the standalone price of each service completed and

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

charged to the customer. The transaction price is typically settled within 30-45 days of the satisfaction of the performance obligation. With respect to taxes assessed by governmental authorities that are imposed upon service transactions and collected by the Company from its customer, the Company’s policy is to exclude such amounts from revenues.

Disaggregation of Revenue

The following table presents our third-party revenue from contracts with customers by reportable segment (see Note 15 – Segment Information) and disaggregated by major product and service lines, timing of revenue recognition, and geographical markets for the year ended December 31, 2024 (in thousands):

Segments	Production Solutions	Natural Gas Technologies	Other and Eliminations	Total
Major Product/Service Lines
Surface Equipment (1)	$192,328	$—	$—	$192,328
Downhole Components	135,477	—	—	135,477
Vapor Recovery (1)	—	125,735	—	125,735
Natural Gas Systems	—	120,901	(39,163)	81,738
Total	$327,805	$246,636	$(39,163)	$535,278
Timing of Revenue Recognition
Goods transferred at a point in time	$135,477	$162,277	$(39,163)	$258,591
Services transferred over time	192,328	84,359	—	276,687
Total	$327,805	$246,636	$(39,163)	$535,278
Geographical Markets
United States	$319,270	$246,266	$(39,163)	$526,373
International	8,535	370	—	8,905
Total	$327,805	$246,636	$(39,163)	$535,278

(1) All of revenue for these service lines are recognized in accordance with ASC 842 as described within the Revenue Recognition section above.

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

The following table presents our third-party revenue from contracts with customers by reportable segment (see Note 15 – Segment Information) and disaggregated by major product and service lines, timing of revenue recognition, and geographical markets for the year ended December 31, 2023 (in thousands):

Segments	Production Solutions	Natural Gas Technologies	Other and Eliminations	Total
Major Product/Service Lines
Surface Equipment (1)	$168,801	$—	$—	$168,801
Natural Gas Systems	—	111,280	(36,758)	74,522
Total	$168,801	$111,280	$(36,758)	$243,323
Timing of Revenue Recognition
Goods transferred at a point in time	$—	$111,280	$(36,758)	$74,522
Services transferred over time	168,801	-	—	168,801
Total	$168,801	$111,280	$(36,758)	$243,323
Geographical Markets
United States	$168,801	$111,280	$(36,758)	$243,323
International	—	—	—	—
Total	$168,801	$111,280	$(36,758)	$243,323

(1) All of revenue for these service lines are recognized in accordance with ASC 842 as described within the Revenue Recognition section above.

The following table presents our third-party revenue from contracts with customers by reportable segment (see Note 15 – Segment Information) and disaggregated by major product and service lines, timing of revenue recognition, and geographical markets for the year ended December 31, 2022 (in thousands):

Segments	Production Solutions	Natural Gas Technologies	Other and Eliminations	Total
Major Product/Service Lines
Surface Equipment (1)	$120,237	$—	$—	$120,237
Natural Gas Systems	—	128,317	(99,945)	28,372
Total	$120,237	$128,317	$(99,945)	$148,609
Timing of Revenue Recognition
Goods transferred at a point in time	$—	$128,317	$(99,945)	$28,372
Services transferred over time	120,237	-	—	120,237
Total	$120,237	$128,317	$(99,945)	$148,609
Geographical Markets
United States	$120,237	$128,317	$(99,945)	$148,609
International	—	—	—	—
Total	$120,237	$128,317	$(99,945)	$148,609

(1) All of revenue for these service lines are recognized in accordance with ASC 842 as described within the Revenue Recognition section above.

Customer Concentration

No customer in the Natural Gas Technologies segment accounted for 10% or more of consolidated trade receivable as of December 31, 2024. One customer in the Natural Gas Technologies segment accounted for approximately 39% of consolidated trade receivables as of December 31, 2023.

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

No customer in the Production Solutions accounted for 10% or more of consolidated trade receivables as of December 31, 2024 and 2023.

One customer in the Natural Gas Technologies segment accounted for approximately 11%, 17% and 10% of total consolidated revenues for the years ended December 31, 2024, 2023 and 2022, respectively.

No customer in the Production Solutions segment accounted for at least 10% of total consolidated revenues for the years ended December 31, 2024, 2023 and 2022.

Vendor Concentration

No vendor in the Natural Gas Technologies segment accounted for at least 10% of purchases for the year ended December 31, 2024. Two vendors in the Natural Gas Technologies segment accounted for approximately 32% and 22% of purchases for the years ended December 31, 2023 and 2022, respectively.

No vendor in the Production Solutions segment accounted for at least 10% of purchases for the years ended December 31, 2023 and 2022, respectively.

The Company believes alternatives to these vendors are available.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The carrying values of cash and cash equivalents approximate their fair values due to the short-term nature of these instruments. From time to time, the cash balance in the Company’s bank accounts may exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). Certain subsidiaries of the Company transfer any excess cash to pay down the senior secured revolving credit facility (the “Revolving Credit Facility”), which is then drawn on for cash on an as needed basis. As of December 31, 2024 and 2023, the Company had no cash designated as restricted cash.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances. The Company’s accounts receivable are due from customers who rent or purchase products from the Company. The Company then bills its customers in accordance with contractual agreements. Generally, receivables from customers are uncollateralized and unsecured.

The trade accounts receivable is recorded net of an allowance for credit losses. The allowance for credit losses is based upon the amount of losses expected to be incurred in the collection of these accounts pursuant to the guidance outlined in Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”, “Topic 326”, or ”ASC 326”). The estimated losses are calculated using the loss rate method based upon a review of outstanding receivables, including specific accounts, related aging, and on historical collection experience

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

based on the invoice due date. These allowances reflect the Company's estimate of the amount of receivables that will be deemed uncollectible based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability. The Company's estimate is subject to change based on evolving circumstances, including factors affecting the economy or in the circumstances of individual customers. In addition, specific accounts are written off against the allowance when management determines the account is uncollectible.

The balance of allowance for credit losses amounted to $1.2 million and $1.3 million as of December 31, 2024 and 2023, respectively.

The following table summarizes the change in the accounts receivable allowance for credit losses for the periods presented (in thousands):

	As of December 31,
	2024	2023
Accounts receivable allowance for credit losses, beginning of period	$1,259	$949
Acquired from 2024 Business Combination	377	—
Write-offs	(1,269)	(72)
Expense	802	382
Accounts receivable allowance for credit losses, end of period	$1,169	$1,259

The following table provides information about accounts receivable and contract liabilities from contracts with customers (in thousands):

	As of December 31,
	2024	2023
Accounts receivable, net	$120,353	$44,399
Contract liabilities	$8,002	$1,515

Contract liabilities represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract and is included within deferred revenue in the accompanying consolidated balance sheets.

The following table presents a reconciliation of contract liabilities (in thousands):

	As of December 31,
	2024	2023
Contract liabilities, beginning of period	$1,515	$1,941
Deposits acquired from 2024 Business Combination	4,628	—
Deposits Received	11,497	6,010
Revenue recognized	(9,638)	(6,436)
Contract liabilities, end of period	$8,002	$1,515

The Company does not disclose the aggregate transaction price for remaining performance obligations, generally because either the revenue from the satisfaction of the performance obligations is recognized in the amount invoiced or the original expected duration of the contract is one year or less.

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

Inventory

Inventory is composed principally of artificial lift products and the associated parts and materials necessary to construct these products as well as natural gas compressors to be sold and the associated parts and materials used to construct, repair and maintain these products. Inventory is valued at the lower of cost or net realizable value. Production Solutions inventory is measured using the first in, first out (FIFO) costing method and average costing method. Natural Gas Technologies inventory is measured using the average costing method, which is based on historical purchases at an individual item level. The cost of fabrication of compressor packages, including labor and shop overhead, is charged to cost of sales during the period in which revenue from sale of such equipment is recognized.

The Company regularly reviews inventory quantities on hand and records provisions for excess or obsolete inventory based primarily on historical usage, estimated product demand, market conditions and technological developments.

During the years ended December 31, 2024, 2023 and 2022, the Company recorded charges of $1.8 million, $2.5 million and $0.3 million respectively, to write down slow moving inventory, perform cost adjustments and physical adjustments. These charges are included within cost of sales in the accompanying consolidated statements of operations.

Property, Plant and Equipment

Property, plant and equipment, net are stated at cost. Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets or groups of assets, primarily using the straight-line method. Any property, plant and equipment acquired in connection with a business combination will be recorded at its fair value as of the acquisition date and depreciated over its remaining economic useful life using the straight-line method.

Expenditures for additions, major renewals, and betterments are capitalized, and expenditures for maintenance and repairs are charged to earnings as incurred. The estimated useful lives of major asset categories are as follows:

Buildings	40 years
Compressor and related equipment	10-15 years
Machinery and equipment	3-15 years
Furniture, fixtures and office equipment	3-7 years
Software	3-5 years
Vehicles	5 years
Land	Unlimited
Leasehold improvements	Lesser of useful life or lease term

When assets are retired or otherwise disposed of, the cost and the applicable accumulated depreciation is removed from the respective accounts and the resulting gain or loss is reflected in earnings.

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. If the undiscounted future net cash flows are less than the carrying amount of the asset, the asset is deemed impaired. The amount of the impairment is measured as the difference between carrying value and the fair value of the asset. The Company concluded that there were no indicators evident or other circumstances present that these assets were not recoverable and accordingly, no impairment charges of long-lived assets were recognized in 2024, 2023 or 2022.

Internally Developed Software

Certain direct development costs associated with internally developed software are capitalized. Costs incurred during the preliminary project stage for internal software programs are expensed as incurred, whereas costs incurred during the development stage of new software and for upgrades and enhancements for existing software programs that result in additional functionality are capitalized. Subsequent to capitalization, internally developed software is amortized over its estimated useful life through depreciation and amortization on the statement of operations. Impairment charges are taken as a result of circumstances that indicate that the carrying values of the assets are not fully recoverable. During the year ended December 31, 2024, the Company recognized internally developed software amortization expense of $0.4 million. The Company had no amortization in connection with its internally developed software in 2023 and 2022.

Leases

The Company accounts for leases in accordance with ASC 842. The Company determines if an arrangement is a lease at inception of the arrangement and classifies it as an operating lease or finance lease. A right-of-use (“ROU”) asset (the right to use the leased item) and a financial liability to make lease payments are recognized at inception of the lease.

ROU assets are initially measured at cost, which comprises the initial amount of the lease liability adjusted for any lease payment made at or before the commencement date, plus any initial direct costs incurred and an estimate of costs to dismantle and remove the underlying asset or to restore the underlying asset or the site on which it is located, less any lease incentives received. The lease liability is based on the present value of unpaid lease payments over the lease term, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate.

Contracts may contain both lease and non-lease components. To the extent applicable, the Company allocates the consideration in the contract to the lease and non-lease components based on their relative stand-alone prices. However, for leases of real property for which the Company

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

is a lessee, it has elected not to separate lease and non-lease components and instead accounts for these as a single lease component. As a policy election, the Company elected to not include leases equal to or less than 12 months on the accompanying consolidated balance sheet.

The two components of operating lease expense, amortization and interest, are recognized on a straight-line basis over the lease term as a single expense element within depreciation and amortization on the consolidated statements of operations. For finance leases, interest on the accrued lease liability is recognized in interest expense, and amortization of ROU assets are recognized on the accompanying consolidated statements of operations within depreciation and amortization.

Goodwill

The Company evaluates goodwill for impairment at least annually at the reporting unit level. A reporting unit is the operating segment, or one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. For the purpose of impairment testing, goodwill acquired in a business combination is allocated to each of the Company’s reporting units that are expected to benefit from the combination. The Company evaluates changes in its reporting structure to assess whether that change impacts the composition of one or more of its reporting units. If the composition of the Company’s reporting units’ changes, goodwill is reassigned between reporting units using the relative fair value allocation approach.

The Company performs its annual impairment test of goodwill on December 31, unless events or changes in circumstances indicate an impairment may have occurred before that time. As part of its goodwill impairment test, the Company may first assess qualitative factors (including macroeconomic conditions, industry, and market considerations, cost factors and overall financial performance) to determine whether it is more likely than not that the fair value of each of the Company's reporting units with goodwill was less than its carrying amount. If further testing is necessary or a quantitative test is elected, the Company performs a Step 1 analysis for goodwill impairment. In a Step 1 analysis, the Company considers the market approach, the income approach, or a combination of both. Under the market approach, the fair value of the reporting unit is based on quoted market prices of companies comparable to the reporting unit being valued. Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margin on sales, operating margins, capital expenditures, tax rates and discount rates.

If the carrying amount of the reporting unit exceeds the calculated fair value, an impairment charge is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Additionally, the Company considers the income tax effect from any

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

tax-deductible goodwill on the carrying amount of the reporting unit, if applicable, when measuring the goodwill impairment charge.

The Company assessed qualitative factors described above and concluded that there was no impairment of goodwill in 2024, 2023 or 2022.

Intangible Assets Other Than Goodwill

Intangible assets that have finite useful lives are measured at cost less accumulated amortization and impairment losses, if any. Subsequent expenditures for intangible assets are capitalized only when they increase the future economic benefits embodied in the specific asset to which they relate. Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of intangible assets. The Company's intangible assets include customer relationships, developed technology and trade name assets which are amortized using the straight-line method over their respective estimated useful lives below:

Trade Names	10 years
Customer Relationships	7-14 years
Non-compete agreement	3 years
Patent	20 years
Developed Technology	10-20 years

The Company reviews intangible assets subject to amortization at the relevant asset group level for impairment when circumstances indicate that the carrying amount of an intangible asset is not recoverable and its carrying value exceeds its fair value.

Amortization of intangible assets is included in other depreciation and amortization on the accompanying consolidated statements of operations. The Company recorded no impairment of intangible assets during 2024, 2023, or 2022.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 718, Compensation – stock Compensation (“ASC 718”). The Company recognizes the share-based compensation expense on a straight-line basis over the vesting period based on the estimated fair value of the share-based award at the grant date. The share-based awards are classified as equity and are accounted for as a capital contribution from the Members. The share-based compensation expense is included within selling and general administrative expense in the accompanying consolidated statements of operations.

The Company estimates grant date fair value using the Black-Scholes option-pricing model, which requires management to make certain assumptions with respect to selected model inputs, such as: (i) the calculation of expected term of the award, (ii) the expected stock price volatility, (iii) the risk-free interest rate, and (iv) expected dividends, if any.

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

The expected term represents the period that the share-based awards are expected to be outstanding. The Company determines the expected term using the simplified method as provided by the Securities and Exchange Commission. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the share-based awards. Since the Company’s shares are not publicly or privately traded, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the options is based on the U.S. Treasury yield curve at the date of the grant. Forfeitures are recognized as they occur. For more discussion, see Note 11 – Share-based compensation.

Fair Value Measurements

The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. A three-tiered hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value. This hierarchy requires that the Company use observable market data, when available, and minimize the use of unobservable inputs when determining fair value:

•
Level 1 Quoted market prices in active markets for identical assets and liabilities.
•
Level 2 Observable market-based inputs or unobservable inputs that are corroborated by market data.
•
Level 3 Unobservable inputs that are not corroborated by market data.

Income Taxes

The Company is not a tax paying entity for federal income tax purposes, and thus no provision for federal income taxes has been recognized. Income of the Company is taxed to the members of the parent in their respective returns. The Company is subject to Texas state margin tax based on gross profit. Accordingly, a provision and liability for the Texas margin tax has been included within provision for income taxes and accrued expenses in the accompanying consolidated statements of operations and balance sheets, respectively. Texas state margin tax had been included within other expense in the previously issued financial statements. The Company reclassified the prior years' Texas margin tax amounts to be included within provision for income taxes in the accompanying consolidated statements of operations in order to conform with the current year's presentation. Texas margin tax for the years ended December 31, 2024, 2023 and 2022 were $1.2 million, $0.4 million, and $0.3 million, respectively.

The Company believes that all significant tax positions utilized by the Company will more likely than not be sustained upon examination. As of December 31, 2024, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the year 2017 forward (with limited exceptions). Tax penalties and interest, if any, would be accrued as incurred and would be classified as tax expense in the consolidated statements of operations.

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update require public companies to disclose on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. In addition, the amendment requires that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required in interim periods and require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The guidance is effective for fiscal year beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this standard did not have a material effect on the Company's consolidated financial statements, other than the newly required disclosures. See Note 15 - Segment Information for significant expense categories and amounts for each reportable segment that are reviewed by the CODM.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024 and December 15, 2025 for all other entities. ASU 2023-09 may be applied prospectively or retrospectively, and allows for early adoption. These requirements do not currently impact these financial statements, however, to the extent the Company's registration statement is declared effective these requirements may have an impact on the Company's income tax disclosures. The Company does not intend to early adopt ASU 2023-09. The impact of adoption will be assessed at the time that the Company is subject to the disclosure requirements of ASC 740, Income Taxes (“ASC 740”).

In March 2024, FASB issued ASU No. 2024-01, Compensation- Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. ASU 2024-01 provides an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718. ASU 2024-01 is effective for public business entities for fiscal years beginning after December 15, 2024 and December 15, 2025 for all other entities. The Company is currently evaluating the impact of ASU 2024-01 on its consolidated financial statements and related disclosures.

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

Note 2 – Business Combinations

2024 Business Combination

On June 20, 2024, the 2024 Business Combination was completed and accounted for using the acquisition method of accounting under ASC 805. The results of operations are included in the accompanying consolidated statements of operations from the date of the acquisition. Under the acquisition method of accounting, the assets and liabilities have been recorded at their respective estimated fair values as of the date of closing and reported into the accompanying consolidated balance sheets.

Preliminary fair value measurements were made for acquired assets and liabilities, and adjustments to those measurements may be made in subsequent periods (up to one year from the acquisition date) as information necessary to complete the fair value analysis is obtained. The measurements associated with working capital, property, plant and equipment, and the allocation of certain intangible assets are preliminary as of the date these financial statements are available to be issued. The carrying amounts of cash and cash equivalents, and other net working capital accounts approximate their fair values due to their nature or the short-term maturity of instruments. The acquired debt was determined to approximate fair value as the terms were commensurate with current market terms. The acquired leases were accounted for in accordance with ASC 842. The fair value of the intangible assets acquired was determined using variations of the income approach that utilizes unobservable inputs classified as Level 3 measurements.

Customer relationships were valued using a form of the income approach referred to as the excess earnings method. This approach is based on forecasted revenue expected from the acquired customers, accounting for the loss of customers over time. Projected income from existing customer relationships was determined using a customer retention rate of 97% for both Flowco Productions and Flogistix. The present value of operating cash flows from existing customers was determined using discount rates of 23% and 19% for Flogistix and Flowco Productions, respectively.

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

The trade name and developed technology were valued using the relief-from-royalty method. This method is based on the application of a royalty rate to forecasted revenue to quantify the benefit of owning the intangible asset rather than paying a royalty for use of the asset. To estimate royalty savings over time, the Company projected revenue from the acquired existing technology over the estimated remaining life of the technology, including the effect of assumed technological obsolescence, before applying an assumed royalty rate. The Company assumed technological obsolescence at rates of 5% and 10% annually for Flogistix and Flowco Productions, respectively, before applying an assumed royalty rate between 1.5% and 5% for Flogistix, and 2.5% and 5% for Flowco Productions.

The fair value of inventory was determined using a form of the top-down approach known as the comparative sales method. This method begins with estimating the selling price of the acquired finished goods which utilizes the respective royalty rates defined above, and then deducts the costs and profits related to manufacturing and disposal efforts. The fair value of property and equipment was determined using a combination of replacement cost and indirect cost.

Flowco Productions is a provider of artificial lift products, which offer early intervention and long-term solutions for enhanced oil and gas recovery. The financial results of Flowco Productions are included in the Production Solutions reporting segment.

Flogistix operates in the business of capturing natural gas from tanks and other production equipment for its customers primarily through providing natural gas compression equipment and services, along with improving natural gas and crude oil production. The financial results of Flogistix are included in the Natural Gas Technologies reporting segment.

The Company paid $1,250 of transaction related expenses, which were expensed as incurred and included within selling, general and administrative expenses in the consolidated statements of operations.

The 2024 Business Combination was achieved through the contributions of Flowco Productions and Flogistix in exchange for 2,600,000 and 2,300,000 Class A units, respectively. Estis was determined to be the accounting acquirer and therefore is not included in the consideration transferred. 5,100,000 Class A units were issued to Estis Member in exchange for 1,000 units of the predecessor, which have been reflected retrospectively.

The total purchase price for the 2024 Business Combination was $854.6 million consisting of $399.8 million relating to Flogistix and $454.8 million relating to Flowco Productions. The value of the consideration was equivalent to the enterprise value of the underlying businesses which were determined using the guideline public company method market approach. Goodwill is recognized as the excess of consideration over the net assets acquired of Flowco Productions and Flogistix and represents the value derived from the assembled workforce, established processes, and expected future market growth. In the fourth quarter ended December 31, 2024, the Company identified an adjustment to the fair value of the acquired intangible assets resulting in a decrease

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

to the fair value of goodwill of $17.8 million and $3.0 million for Flogistix and Flowco Productions, respectively, with a corresponding increase to the intangible assets related to the respective entities. These adjustment were not considered measurement period adjustments.

The following table presents the consideration transferred and preliminary fair value of Flogistix assets acquired and liabilities assumed in accordance with ASC 805 (in thousands):

Cash and cash equivalents	$193
Accounts receivable - trade, net	18,104
Inventory	82,378
Prepaid expenses and other current assets	2,551
Property, plant and equipment	357,443
Intangible assets	110,290
Finance lease right-of-use assets	8,629
Operating lease right-of-use assets	9,763
Other assets	358
Accounts payable - Trade	(18,143)
Accrued expenses	(9,495)
Current portion of finance lease obligations	(2,356)
Current portion of operating lease obligations	(3,579)
Deferred revenue	(4,085)
Operating lease obligations, net of current portion	(6,172)
Finance lease obligations, net of current portion	(6,506)
Long-term debt	(205,933)
Identifiable net assets acquired	333,440
Goodwill	66,325
Total consideration transferred	$399,765

The following table presents the consideration transferred and preliminary fair value of Flowco Productions assets acquired and liabilities assumed in accordance with ASC 805 (in thousands):

Cash and cash equivalents	$2,895
Accounts receivable - trade, net	42,999
Inventory	61,194
Prepaid expenses and other current assets	1,565
Property, plant and equipment	28,608
Intangible assets	194,000
Finance lease right-of-use assets	6,102
Operating lease right-of-use assets	5,151
Other assets	300
Accounts payable - Trade	(11,119)
Accrued expenses	(15,534)
Current portion of finance lease obligations	(3,225)
Current portion of operating lease obligations	(2,179)
Operating lease obligations, net of current portion	(2,972)
Finance lease obligations, net of current portion	(2,877)
Long-term debt	(29,930)
Identifiable net assets acquired	274,978
Goodwill	179,885
Total consideration transferred	$454,863

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

Identifiable intangible assets and their amortization periods are estimated as follows (in thousands):

	Cost Basis	Useful Life (years)
Flogistix
Trade name	$16,650	10
Developed Technology	47,450	20
Customer relationships	46,190	14
	$110,290
FPS
Trade name	$39,000	10
Developed Technology	39,000	10
Customer relationships	116,000	9
	$194,000

$66.3 million of Flogistix goodwill was recognized within the Natural Gas Technology segment and $179.9 million of Flowco Productions goodwill was recognized within the Productions Solutions segment in the consolidated balance sheet. The Company determined the useful life of the customer relationships using a form of the income approach referred to as excess earnings method. This approach is based on forecasted revenue expected from the acquired customers, accounting for the loss of customers over time. The Company determined the useful life of the trade name based on anticipated future use of the trade name and industry norms. The Company determined the useful life of the developed technology on the basis of the obsolescence factor and long-term projections for U.S. gross domestic product (“GDP”) and consumer price index (“CPI”) and the understanding of the current and expected future state of the technology.

The following table (in thousands) presents certain unaudited pro forma financial information for the years ended December 31, 2024 and 2023, as if the 2024 Business Combination had been completed on January 1, 2023. Net Sales and net income of Flogistix in the historical consolidated statements of operations for the period from June 20, 2024 to December 31, 2024 were $125.7 million and $18.4 million, respectively. Net Sales and net income of Flowco Productions in the historical consolidated statements of operations for the period from June 20, 2024 to December 31, 2024 were $135.5 million and $4.6 million, respectively. These unaudited pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects adjustments for depreciation and amortization resulting from the fair value step-up of property, plant and equipment and the intangible assets acquired, recognition of incremental costs due to the fair value step-up for inventory acquired, and the reduction in interest expense from elimination of deferred financing costs.

	Year Ended December 31,
	2024	2023
Pro forma net sales	$733,259	$665,311
Pro forma net income	$103,999	$122,177

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

Other Business Combination

On October 25, 2024, the Company completed the acquisition of 100% of the equity interests in an oilfield services company located in Midland, Texas, for a total purchase price of $7.0 million. This acquisition consists primarily of machinery and equipment and certain intangible assets related to customer relationships contract and intellectual property. This acquisition is complementary to the Company's existing oilfield service presence already in the area and provides additional service capacity in a region where producers are actively drilling for crude oil and natural gas.

This acquisition was accounted for as a business combination which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. The agreement also contained a contingent liability in the form of an earnout arrangement whereby the Company is contractually obligated to pay the seller if certain operating conditions are met. This contingent liability has been included as part of the consideration given up at the closing of this acquisition. The excess of consideration given up over the net fair values was recorded to goodwill.

The purchase price and assessment of the fair value of the assets acquired were as follows (in thousands):

Property, plant and equipment	$2,363
Intangible assets	3,928
Earnout liability	(548)
Identifiable net assets acquired	5,743
Goodwill	1,257
Total consideration transferred	$7,000

Property, plant and equipment recognized in the above acquisition are primarily related to vehicles and trailers. The net book value was assumed to be the fair value for these acquired property, plant and equipment.

Identifiable intangible assets recognized in the above acquisition are primarily related to oilfield services contracts, non-compete agreements and customer relationships. The basis for determining the fair value of these intangible assets is the estimated future net cash flows expected to be generated from the acquired agreements and customer relationships. The intangibles acquired in this acquisition are being amortized on a straight-line basis over an initial six-year period for the acquired customer relationships and three-year period for the acquired non-compete agreements and other contracts.

Revenues and earnings related to this acquisition are included within the consolidated statements of operations since the acquisition date and are not considered to be material for separate disclosure. Supplemental pro forma revenue and earnings reflecting this acquisition as if it had been completed on January 1, 2023, are not materially different from the information presented in the accompanying consolidated statement of operations and are, therefore, not presented.

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

Note 3 – Inventory

Inventory consists of the following as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Components, parts and materials	$90,230	$31,311
Work in progress	17,780	3,391
Finished goods	48,221	—
Inventory	156,231	34,702
Less: inventory allowance	(5,052)	(3,366)
Inventory, net	$151,179	$31,336

Note 4 – Property, plant and equipment

Property, plant and equipment consist of the following as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Land	$1,822	$150
Buildings	3,297	1,935
Furniture and fixtures	5,263	2,339
Software	3,659	—
Machinery and equipment	857,900	409,212
Vehicles	5,889	2,052
Leasehold improvements	8,269	—
Construction in progress	7,148	275
Property, plant and equipment	893,247	415,963
Less: accumulated depreciation	(190,631)	(123,740)
Property, plant and equipment, net	$702,616	$292,223

The Company’s rental fleet included in machinery and equipment above was $799.5 million (approximately $620.0 million, net of accumulated depreciation) as of December 31, 2024 and was $361.6 million (approximately $279.5 million, net of accumulated depreciation) as of December 31, 2023.

Depreciation expenses during 2024, 2023 and 2022 were approximately $67.5 million, $40.2 million and $32.4 million, respectively.

Note 5 – Leases

The Company has operating leases related to office space and manufacturing facilities. The Company has finance leases related to vehicles, tractors, and trailers. The Company’s office space leases have a remaining lease term of 6-102 months as of December 31, 2024. The Company’s finance leases have remaining lease terms ranging from 1-84 months as of December 31, 2024. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to seven years. The exercise of lease renewal options is typically at our discretion.

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

The measurement of the lease term includes options to extend or renew the lease when it is reasonably certain that we will exercise those options.

Lease terms are negotiated on an individual basis and may contain a wide range of different terms and conditions. The lease agreements do not impose any covenants other than the security interests in the leased assets that are held by the lessor. Leased assets may not be used as security for borrowing purposes.

Leases are recognized as a right-of-use asset and a corresponding liability at the date at which the leased asset is available for use by the Company.

Amounts recognized in the consolidated balance sheet

The consolidated balance sheets consist of the following amounts relating to operating and finance leases (in thousands):

	As of December 31,
	2024	2023
Operating right-of-use assets
Real property	$19,480	$4,424
	$19,480	$4,424
Operating lease liabilities
Current	$6,809	$640
Non-current	12,739	3,784
	$19,548	$4,424

	As of December 31,
	2024	2023
Finance right-of-use assets
Vehicles	$21,871	$3,391
	$21,871	$3,391
Finance lease liabilities
Current	$7,837	$1,737
Non-current	13,389	1,654
	$21,226	$3,391

Additions to right-of-use assets during 2024 and 2023 were approximately $13.9 million and $6.7 million, respectively. Disposals to right-of-use assets during 2024 were approximately $0.7 million. There was no disposal of right-of-use assets during 2023.

The weighted average lessee’s incremental borrowing rate applied to the operating and finance lease liabilities on December 31, 2024 was 7% and 8%, respectively. The weighted average lessee's incremental borrowing rate applied to the operating and finance lease liabilities on December 31, 2023 was 10.0% and 10.0%, respectively. The weighted average remaining lease term for operating and finance lease on December 31, 2024 was 3.77 years and 2.10 years, respectively. The weighted average remaining lease term for operating and finance lease on December 31, 2023 was 6.63 years and 2.17 years, respectively.

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

Amounts recognized in the consolidated statement of operations

The consolidated statements of operations consist of the following amounts relating to leases (in thousands):

	Years ended December 31,
	2024	2023	2022
Amortization of real property operating right-of-use assets
(included in general and administrative expenses)	$4,326	$508	$219
Interest expense of vehicles finance right-of-use assets
(included in interest expense)	$909	$530	$657
Depreciation of vehicles finance right-of-use assets
(included in depreciation and amortization)	$6,113	$995	$1,091

Variable lease expense	$—	$—	$—
Short-term lease expense	$331	$—	$—

The below table shows the total cash outflows for leases for the periods presented (in thousands):

	Years ended December 31,
	2024	2023	2022
Operating cash flows from operating leases	$4,246	$508	$219
Financing cash flows from finance leases	7,503	1,525	1,748
Total cash outflows for leases	$11,749	$2,033	$1,967

The table below reconciles the undiscounted future minimum operating and finance lease payments to the operating and finance lease liabilities recorded on the balance sheet as of December 31, 2024 (in thousands):

	Operating Lease	Finance Lease
2025	$8,394	$12,502
2026	6,377	8,658
2027	3,260	2,342
2028	1,538	34
2029	1,194	1
Thereafter	1,278	1
Total future minimum lease payments	22,041	23,538
Less: Amount of lease payments representing interest	(2,493)	(2,312)
Present values of future minimum lease payments	$19,548	$21,226

Lessor Accounting

Rental agreements are for the rental of our compressor units to customers. Rental revenue for the years ended December 31, 2024, 2023 and 2022 were approximately $276.7 million, 168.8 million,

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

and 120.2 million, respectively. Revenue related to these rental agreements is reflected as rental revenue in the consolidated statements of operations.

Scheduled future minimum lease payments to be received by the Company as of December 31, 2024 for each of the next five years is as follows (in thousands):

2025	$125,340
2026	45,201
2027	17,188
2028	1,904
2029	—
Thereafter	—
Total	$189,633

Note 6 – Goodwill and Intangible Assets, Net

The following table summarizes the activity in goodwill balance for periods presented below (in thousands):

	Natural Gas Technologies			Production Solutions			Total
	Goodwill	Accumulated Impairment Losses	Goodwill, net of Accumulated Impairment	Goodwill	Accumulated Impairment Losses	Goodwill, net of Accumulated Impairment	Goodwill, net of Accumulated Impairment
Balance as of December 31, 2022	$—	$—	$—	$7,596	$(5,372)	$2,224	$2,224
Additions to goodwill	—	—	—	—	—	—	—
Goodwill impairment	—	—	—	—	—	—	—
Balance as of December 31, 2023	$—	$—	$—	$7,596	$(5,372)	$2,224	$2,224
Additions to goodwill	66,325	—	66,325	181,143	—	181,143	247,468
Goodwill impairment		—	—	—	—	—	—
Balance as of December 31, 2024	$66,325	$—	$66,325	$188,739	$(5,372)	$183,367	$249,692

Intangible assets, net, consist of the following as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$97,350	$(9,221)	$88,129	$10,900	$(4,814)	$6,086
Trade name	61,010	(5,845)	55,165	5,360	(2,367)	2,993
Customer relationships	168,340	(11,350)	156,990	4,270	(2,095)	2,175
Non-compete agreement	2,048	—	2,048	—	—	—
Patent	193	(3)	190	—	—	—
Total	$328,941	$(26,419)	$302,522	$20,530	$(9,276)	$11,254

Amortization expense totaled $17.2 million, $2.1 million and $2.1 million during 2024, 2023 and 2022, respectively.

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

As of December 31, 2024, the weighted average remaining useful lives for the Company's intangible assets are as follows:

Developed technology	9.7 Years
Trade name	9 Years
Customer relationships	9.6 Years
Non-compete agreement	2.8 Years
Patent	19.5 Years

Amortization expense is classified in operating expenses on the accompanying consolidated statements of operations. Estimated future amortization expense as of December 31, 2024 for each of the next five years and thereafter is as follows (in thousands):

2025	$31,254
2026	31,254
2027	31,140
2028	30,374
2029	29,419
Thereafter	149,081
$302,522

Note 7 – Accrued Liabilities

Accrued liabilities as of December 31, 2024 and 2023, are summarized as follows (in thousands):

	As of December 31,
	2024	2023
Accrued payroll and employee expenses	$17,102	$3,011
Accrued taxes	7,284	3,070
Customer deposits	530	-
Accrued interest	3,557	782
Accrued IPO costs	1,687	—
Other accrued liabilities	3,669	528
Total accrued expenses	$33,829	$7,391

Accrued taxes consist of amounts owed for obligations under sales & use tax arrangements, property taxes and applicable state income taxes.

Note 8 – Long-Term Debt

Long-term debt consists of the following as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Revolving Credit Facility	$635,916	$236,380
Total debt	635,916	236,380
Less: Deferred financing costs	—	(1,115)
Current maturities	—	—
Total long-term debt, net	$635,916	$235,265

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

Revolving Credit Facility

On August 20, 2024, the Company and its wholly owned subsidiaries, Flowco Productions LLC, Estis Intermediate and Flogistix Intermediate (collectively the “Borrowers”), entered into a credit agreement (the “Credit Agreement”), which provides for a $700 million, five-year senior secured revolving credit facility (the “Revolving Credit Facility”). The Company has the ability to request the issuance of letters of credit under the Revolving Credit Facility in an aggregate amount of up to $20,000. There were no outstanding letters of credit as of December 31, 2024. The Company also has the ability to borrow swingline loans under the Revolving Credit Facility in an aggregate principal amount of up to $50,000. The Revolving Credit Facility modifies the previous Estis revolving credit facility, and settled all outstanding indebtedness under then-existing credit agreements with Estis, Flowco Productions and Flogistix Intermediate. The Revolving Credit Facility matures on August 20, 2029. Borrowings under the Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions.

The borrowing base, which also serves as collateral under the Revolving Credit Facility is equal to the sum of (i) 85% of eligible accounts receivable of the Borrowers and each of the direct and indirect subsidiaries of the Parent Borrower that are subsidiary guarantors (the Borrowers and such subsidiary guarantors, collectively, the “Loan Parties”), plus (ii) 90% of eligible investment grade accounts receivable of the Loan Parties, plus (iii) 85% of the net orderly liquidation value of the Loan Parties’ eligible inventory plus (iv) the lesser of (x) 120% of the net book value of the Loan Parties’ eligible appraised rental compressor fleet and (y) the product of 80% multiplied by the net orderly liquidation value percentage identified in the most recent appraisal multiplied by the net book value of the Loan Parties’ eligible appraised rental compressor fleet, plus (v) 80% of the lesser of (x) the cost and (y) the net book value of the Loan Parties’ eligible new rental compressor fleet plus (vi) the lesser of (x) 85% of the net orderly liquidation value of the Borrowers’ eligible equipment and (y) not to exceed 10% of the borrowing base, less (vii) reserves established by the in its permitted discretion pursuant to the terms of the Revolving Credit Facility. The Company’s ability to borrow loans or obtain letters of credit under the Revolving Credit Facility is subject to there being sufficient availability under the Revolving Credit Facility, which is calculated as (i) the lesser of (a) the Aggregate Revolving Commitment under the Revolving Credit Facility and (b) the borrowing base at such time, minus (ii) the aggregate outstanding principal amount of all loans and the aggregate outstanding amount of all letters of credit under the Revolving Credit Facility at such time.

Borrowings under the Credit Agreement are, at the option of the Borrowers, either based on an alternate base rate (“ABR”) or a term Secured Overnight Finance Rate (“SOFR”). Loans comprising each ABR borrowing under the Credit Agreement accrue interest at the ABR plus an applicable margin ranging from 0.75% to 1.50% per annum, dependent upon the Total Leverage Ratio (as defined in the Credit Agreement). Loans comprising each SOFR rate borrowing accrue interest at a Term SOFR rate plus an applicable margin ranging from 1.75% to 2.50%, depending

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

on the Total Leverage Ratio. As of December 31, 2024, the Company had $635.9 million in borrowings outstanding under the Revolving Credit Facility at the Term SOFR rate of 4.65% and applicable margin of 1.75%. In addition, the Revolving Credit Facility contains financial covenants with respect to minimum interest coverage ratio and maximum total leverage ratio, as detailed below.

•
The Borrowers will not permit the Interest Coverage Ratio (as defined in the Credit Agreement), as of the end of any calendar quarter commencing with the calendar quarter ending December 31, 2024, to be less than 2.50 to 1.00; and
•
The Borrowers will not permit the Total Leverage Ratio (as defined in the Credit Agreement), as of the end of any calendar quarter commencing with the calendar quarter ending December 31, 2024, to be greater than 3.50 to 1.00.

The Borrowers are in compliance with all covenants as of and for the year ended December 31, 2024.

The Company incurred direct costs associated with the issuance of the Revolving Credit Facility and recorded approximately $6.7 million of debt issuance costs. In addition to the remaining unamortized debt issuance costs associated with the previous Estis revolving credit facility of $0.6 million, the debt issuance costs are being amortized to interest expense over the life of Revolving Credit Facility. $0.2 million of unamortized debt issuance costs associated with non-continuing lenders from the previous Estis revolving credit facility were written off. Unamortized debt issuance costs are included in other assets in the Company's consolidated balance sheet. For the year ended December 31, 2024, the Company recorded $32.3 million of interest expense related to the Revolving Credit Facility.

The schedule of future maturities of long-term debt as of December 31, 2024, consists of the following (in thousands):

Amount
2025	$—
2026	—
2027	—
2028	—
2029	635,916
Thereafter	—
Total debt	$635,916

Note 9 - Members' Equity

As provided for in the Limited Liability Agreement of the Company, dated as of June 20, 2024, the Members held 100% of the limited liability company interests of the Company and exercised all control through those interests. The Members contributed 100% of the direct equity interests of Estis, Flowco and Flogistix to the Company in exchange of Series A Units of the Company of

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

5,100,000, 2,600,000 and 2,300,000, respectively, proportionate to the value of the contributed entities.

There are no restrictions on distributions. The Members' equity account will be adjusted for distributions paid to, and additional capital contributions that are made by the Members. Distributions of cash and profit and losses are allocated to the Members based on their capital contributions.

Note 10 – Earnings Per Unit

Basic EPU is computed by dividing net income attributable to the Company’s unitholders by the weighted average number of units of common stock outstanding for the period. The Company does not have any potentially dilutive securities that would impact the basic EPU.

The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings per unit (in thousands, except units and per unit data):

	Year Ended December 31,
	2024	2023	2022
Net income	$80,249	$58,089	$32,729
Weighted average common units outstanding	7,710,656	5,100,000	1,000
Basic and diluted earnings per unit	$10.41	$11.39	$32,729

Note 11 – Share-Based Compensation

The Company’s Members have the following plans discussed below. These plans are for the benefit of certain employees of the Company and therefore share-based compensation expense has been recognized within selling, general and administrative expenses within the consolidated statements of operations.

Estis Holdings LLC Profit Units Plan

On July 19, 2019, GEC Estis Holdings, LLC, implemented a Profit Units Plan (the “Estis Plan”) pursuant to which the Member may grant profit units in form of Class B Units to certain Estis’ employees. The profit units vest over a service period of three years from the date of the grant. Upon the occurrence of a change in control transaction, all Class B Units that have not yet vested will vest in full (subject to certain forfeiture of rights in connection with a failure to perform requested transition services).

Estis has the right and not the obligation to repurchase the profit units at fair value in an event of termination of its employees (“call option”). The call option is considered non-mandatorily redeemable and not probable.

The 2024 Business Combination did not result in a change in control transaction for the Estis Member and as such, no additional share-based compensation expense was recognized under this acceleration feature for the years ended December 31, 2024, 2023 and 2022.

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

Flowco Production Solutions L.L.C. Profit Units Plan

On November 17, 2017, Flowco implemented a Profit Units Plan (the “Flowco Plan”) pursuant to which Flowco may grant profit units in the form of Class C Units to certain Flowco employees. The profit units vest over a service period of three years from the date of the grant for selected employees or at the grant date. Upon occurrence of a change in control transaction, all class C units that have not yet vested shall vest in full.

Flowco has the right and not the obligation to repurchase the profit units at fair value in an event of termination of its employees (“call option”). The call option is considered non-mandatorily redeemable and not probable.

The 2024 Business Combination did not result in a change in control transaction for Flowco and as such, no additional share-based compensation expense was recognized under this acceleration feature for the years ended December 31, 2024 and 2023.

Flogistix Holding LLC Profit Units Plan

On February 29, 2024, affiliates of the Flogistix Member closed on a continuation vehicle transaction, whereby existing investors in the affiliate were allowed to exit their investment and be replaced by new investors. As part of this transaction, certain units of Flogistix Member were exchanged. Any units that did not meet threshold requirements for conversion were cancelled. As a result of the exchanged or cancelled units, Flogistix Member authorized a new issuance of units for certain Flogistix employees. The units will vest in equal annual installments over a five-year period from the grant date. The grant date fair value was $360/Unit.

The aggregate recognized compensation expense for all profit units plans was $1.0 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively.

The aggregate unrecognized compensation expense for all profit units plans was $3.6 million and less than $0.1 million as of December 31, 2024 and December 31, 2023.

2025 Equity and Incentive Plan

As described in Note 16 - Subsequent Events, subsequent to December 31, 2024, certain reorganization transactions were entered into in connection with the initial public offering (“IPO”). These reorganization transactions consequently ended the respective plans governing the profit units discussed above and caused any outstanding profit units to vest and all unrecognized expense to be recorded.

Note 12 - Employee Benefit Plan

The Company’s subsidiaries have a 401(k) defined contribution profit sharing plan covering substantially all employees whereby the Company matches 100% or substantially all of employee contributions up to a range of 3%-6% of the employee’s salary subject to IRS limitations. The

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

Company’s matching contributions amounted to approximately $1.9 million and $0.4 million during the years ended December 31, 2024 and 2023, respectively.

Note 13 - Commitments and Contingencies

The Company is, and from time to time may be, subject to various claims and legal proceedings which arise in the ordinary course of business. In the opinion of management, there are no legal matters that are likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. The Company has insurance coverage with a Federal Insurance Company covering employment practices and other fiduciary liabilities on employees.

Note 14 – Fair Value Measurements

The Company has assessed that the fair value of cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities, approximates their carrying amounts largely due to the short-term nature of these accounts. The Company has also determined the carrying value of the long-term debt approximates its fair value given its variable rate and indirect indexation to the Company’s credit risk.

See Note 2 - Business Combinations for information regarding the estimated fair value of goodwill.

Contingent Consideration

The Company entered into a contingent consideration liability related to a business combination with a certain oilfield services company described in Note 2 - Business Combinations. Included in total consideration of this acquisition is an earnout payment of $0.6 million to the seller. The amount ultimately owed to the seller is based on meeting a certain earnout threshold in the twelve consecutive calendar months following the close of the transaction. If met, a one-time payment is required to be paid in October 2025, at which point the earnout expires. This earnout liability will be reassessed at each reporting period until expiration and changes in fair value will be reported in earnings as they occur. The earnout liability was considered to be a Level 3 fair value measurement as the significant inputs are unobservable and require significant judgment or estimation. Management engaged a third-party valuation specialist to determine the fair value of the earnout liability as of the acquisition date. The earnout liability was valued using a Monte Carlo simulation in a risk-neutral framework based on forecasted gross revenue.

As of December 31, 2024, the fair value of the contingent earnout liability was $0.5 million and is included within accrued expenses in the accompanying consolidated balance sheets. As the fair value of the earnout liability as of December 31, 2024, approximates the fair value as of the acquisition date, the Company did not perform a remeasurement at year-end.

The Company did not have any other assets or liabilities that were measured at fair value on a recurring or non-recurring basis on December 31, 2024 and 2023.

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

Note 15 – Segment Information

Our operations are primarily based in the United States. All material revenues of the Company are derived from the United States. All long-lived assets of the Company are located in the U.S.

The Company identifies reportable operating segments based on management’s structure, the customer’s application of its products and services offered by each and the financial data utilized by the Company’s Chief Executive Officer (the chief operating decision maker or “CODM”) to assess segment performance and allocate resources among segments. The Company’s two reportable operating segments are as follows:

•
Production Solutions: relates to rental, sale and services related to high pressure gas lift, conventional gas lift and plunger lift; including other digital solutions and methane abatement technologies. This segment includes rental, sales, and service revenues.
•
Natural Gas Technologies: relates to the design, manufacturing, rental, sale and servicing of vapor recovery and natural gas systems. This segment includes rental, sales, and service revenues.

Corporate headquarters and certain functional departments do not earn revenues but incur costs which do not constitute business activities. Therefore, these corporate headquarters and certain functional departments do not qualify as an operating segment and have been included within corporate and other, which is also not considered a reportable segment. Corporate and other includes (i) corporate and overhead costs, and (ii) capitalized costs related to the IPO and debt issuance and does not include any immaterial and aggregated operating segments.

The CODM assesses segment performances and allocates resources based on profitability. The CODM evaluates operating performance and decides how to allocate resources based on segment profit or loss, which is equivalent to segment income from operations, as well as Adjusted EBITDA, a non-GAAP measure defined as adjusted earnings before income taxes, depreciation and amortization. The CODM uses the segment profit or loss for each segment predominantly in the annual budget and forecasting process. The CODM considers quarter-to-quarter variances on a sequential basis when making decisions about the allocation of operating and capital resources to each segment.

The below tables contain revenues and certain expenses regularly presented to the CODM in order to make decisions regarding the Company's business, including resource allocation and

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

performance assessments, as well as the current focus in compliance with ASC 280, Segment Reporting, for the periods presented (in thousands):

	Year Ended December 31, 2024
	Production Solutions	Natural Gas Technologies	Total

Revenues from external customers	$327,805	$207,473	$535,278
Intersegment revenues	—	39,163	39,163
Total revenues	327,805	246,636	574,441
Elimination of intersegment revenue			(39,163)
Total consolidated revenues			535,278
Less:
Cost of revenues from external customers (1)	140,672	123,752	264,424
Intersegment cost of revenue	—	39,163	39,163
Total cost of revenues	140,672	162,915	303,587
Elimination of intersegment cost of revenue			(39,163)
Total consolidated cost of revenue			264,424
Selling, general and administrative expenses (1)	37,867	20,942	58,809
Depreciation and amortization (1)	61,475	29,387	90,862
Loss on sale of equipment	784	13	797
Segment profit	$87,007	$33,379	$120,386
Corporate expenses (2)			(3,644)
Total operating income			116,742
Interest expense			(32,345)
Loss on debt extinguishment			(221)
Other expense			(2,756)
Income before provision for income taxes			$81,420

____________________________

(1) Represents the significant expense categories and amounts for each reportable operating segment that are regularly provided to the chief operating decision maker.

(2) Comprised primarily of expenses not allocated to our reportable segments.

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

	Year Ended December 31, 2023
	Production Solutions	Natural Gas Technologies	Total

Revenues from external customers	$168,801	$74,522	$243,323
Intersegment revenues	—	36,758	36,758
Total revenues	168,801	111,280	280,081
Elimination of intersegment revenue			(36,758)
Total consolidated revenues			243,323
Less:
Cost of revenues from external customers (1)	42,179	62,599	104,778
Intersegment cost of revenue	—	36,758	36,758
Total cost of revenues	42,179	99,357	141,536
Elimination of intersegment cost of revenue			(36,758)
Total consolidated cost of revenue			104,778
Selling, general and administrative expenses (1)	11,792	3,427	15,219
Depreciation and amortization (1)	42,773	1,049	43,822
Loss on sale of equipment	1,169	1	1,170
Segment profit	$70,888	$7,446	$78,334
Corporate expenses			—
Total operating income			78,334
Interest expense			(18,956)
Other expense			(910)
Income before provision for income taxes			$58,468

	Year Ended December 31, 2022
	Production Solutions	Natural Gas Technologies	Total

Revenues from external customers	$120,237	$28,372	$148,609
Intersegment revenues	—	99,945	99,945
Total revenues	120,237	128,317	248,554
Elimination of intersegment revenue			(99,945)
Total consolidated revenues			148,609
Less:
Cost of revenues from external customers (1)	33,214	22,261	55,475
Intersegment cost of revenue	—	99,945	99,945
Total cost of revenues	33,214	122,206	155,420
Elimination of intersegment cost of revenue			(99,945)
Total consolidated cost of revenue			55,475
Selling, general and administrative expenses (1)	11,075	3,098	14,173
Depreciation and amortization (1)	35,275	931	36,206
Loss on sale of equipment	55	(4)	51
Segment profit	$40,618	$2,086	$42,704
Corporate expenses			—
Total operating income			42,704
Interest expense			(9,284)
Other expense			(408)
Income before provision for income taxes			$33,012

____________________________

(1) Represents the significant expense categories and amounts for each reportable operating segment that are regularly provided to the chief operating decision maker.

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

The following table sets forth certain selected financial information for our operating segments for the periods presented (in thousands):

	As of December 31,
	2024	2023
Segment capital expenditures:
Production Solutions	$51,207	$39,035
Natural Gas Technologies	36,793	1,144
Total segment capital expenditures	88,000	40,179
Corporate and other	2,494	3,335
Total capital expenditures	$90,494	$43,514

Segment assets:
Production Solutions	$886,372	$340,198
Natural Gas Technologies	730,459	56,276
Total segment assets	1,616,831	396,474
Eliminations	(41,639)	(4,386)
Corporate and other (1)	13,757	—
Total assets	$1,588,949	$392,088

____________________________

(1) Corporate costs incurred without revenues do not constitute business activities and therefore, do not meet the criteria of an operating segment. These costs have been combined into Corporate and other. Corporate and other includes (i) corporate and overhead costs, and (ii) capitalized costs related to the IPO and debt issuance.

Eliminations within the segment revenue disclosure above relate to $39.2 million, $36.8 million and $100.0 million of intersegment equipment sales from Natural Gas Technologies to Production Solutions for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 16 – Subsequent Events

The Company has evaluated subsequent events through March 19, 2025, the date the financial statements were issued, and no additional matters were identified requiring recognition or disclosure in the consolidated financial statements, except for events described below.

Initial Public Offering and Reorganization

On January 15, 2025, Flowco Holdings Inc. (“Flowco Holdings”), a parent company of the Company, successfully consummated an initial public offering (“IPO”) and issued and sold 20,470,000 shares of Class A common stock at a price to the public of $24.00 per share. The aggregate net proceeds from the IPO were approximately $461.8 million after deducting underwriting discounts and commissions and offering expenses.

In connection with the IPO, the Company amended and restated its the existing limited liability company agreement (“LLC Agreement”) to, among other things, (i) recapitalize all existing ownership interests in the Company held by the existing members into a new single class of common units (“LLC Interests”); and (ii) issue a non-economic member interest and appoint

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

Flowco Holdings as the sole managing member of the Company upon Flowco Holdings’ acquisition of the LLC interests.

Simultaneously with the IPO, Flowco Holdings amended and restated its certificate of incorporation to, among other things, provide: (i) for Class A common stock, with each share of its Class A common stock entitling its holder to one vote per share on all matters presented to our stockholders generally; and (ii) for Class B common stock, with each share of our Class B common stock entitling its holder to one vote per share on all matters presented to our stockholders generally, any that shares of our Class B common stock may only be held by the pre-IPO members of the Company whose membership interests did not get redeemed in connection with the IPO (“Continuing Equity Owners”) and their respective permitted transferees. As a result, Flowco Holdings became a holding company and the sole manager of Flowco LLC, with no material assets other than 100% of the voting membership interest in Flowco LLC.

Simultaneously with the IPO, Flowco Holdings acquired the LLC Interests held by certain of the existing indirect owners of the Company in exchange for 5,251,620 shares of its Class A common stock. After giving effect to the use of proceeds from the IPO, Flowco Holdings issued 64,823,042 shares of Class B common stock to the Continuing Equity Owners, which is equal to the number of LLC Interests held by such Continuing Equity Owners, for nominal consideration. Following the IPO, it was determined that certain allocations of Class A common stock, and of a corresponding number of Class B common stock and LLC Interests, in connection with certain reorganization transactions were made in error. Flowco Holdings. Flowco LLC and the applicable members of Flowco LLC entered into an Omnibus Agreement to correct such errors through (i) a rescission of 1,057,629 LLC Interests and corresponding number of shares of Class B common stock previously issued to a White Deer Affiliate and (ii) the issuance of 1,057,629 LLC Interests to Flowco Holdings, and the issuance of 1,057,629 shares of Class A common stock to White Deer Affiliates. Such corrections did not result in any change in the aggregate number of LLC Interests issued and outstanding, or the combined number of shares of Class A common stock and Class B common stock issued and outstanding. The foregoing outstanding shares and LLC Interests described above give effect to the corrections set forth in the Omnibus Agreement.

Tax Receivable Agreement

In connection with the IPO, Flowco Holdings entered into a Tax Receivable Agreement (the “TRA”) with the Continuing Equity Owners and certain affiliated entities to Flowco LLC’s principal stockholders (“Blocker Shareholders” and collectively, the “TRA Participants”) that provides for the payment Flowco Holdings to the TRA Participants of 85% of the amount of tax benefits, if any, that Flowco Holdings actually realizes (or in some circumstances, is deemed to realize) related to certain tax basis adjustments and payments made under the TRA.

Flowco MergeCo LLC

Notes to Consolidated Financial Statements

2025 Equity and Incentive Plan

In January 2025, Flowco Holdings’ stockholder approved the 2025 Equity and Incentive Plan (the “Equity Plan”), which became effective in connection with the IPO. The Equity Plan is administered by the Compensation Committee. Flowco Holdings’ Board of Directors has the authority to amend and modify the Equity Plan, subject to any stockholder approval. Flowco Holdings granted 665,205 RSUs under the Equity Plan to certain of the Flowco Holdings' executives, employees and non-employee directors in conjunction with the IPO with an aggregate grant date fair value of $19.8 million. The RSU awards vest in full within three years of the grant date of the awards, subject to the employee’s continued employment or the director’s continued service. The vesting of all RSU awards will accelerate and vest in full upon a change in control (as defined in the Equity Plan).

Repayment of Revolving Credit Agreement

On January 17, 2025, the Company, using the net proceeds received from the IPO, with the respect to the remainder after redeeming certain Flowco LLC interests from certain non-affiliate holders, repaid indebtedness under our Revolving Credit Agreement in the amount of $440.0 million.

As of March 14, 2025, the date the financial statements were issued, the Company had $195.7 million outstanding borrowings and $527.7 million available borrowing capacity under our Revolving Credit Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act, as of December 31, 2024. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2024, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting described below.

Internal Control Over Financial Reporting

Our management identified material weaknesses in our internal control over financial reporting as of December 31, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We identified the following material weaknesses in our internal control over financing reporting:

•
We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters timely and accurately and establish effective processes and controls. Additionally, the lack of a sufficient number of professionals resulted in an inability too consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in the finance and accounting functions.

This material weakness contributed to the following additional material weaknesses:

•
We did not design and maintain effective controls related to the period-end financial reporting process, including designing and maintaining formal accounting policies, procedures and controls to achieve, complete, accurate and timely financial accounting, reporting and disclosures. Additionally, we did not design and maintain effective controls over the preparation and review of account reconciliations and journal entries, including maintaining appropriate segregation of duties for all significant accounts.
•
We did not design and maintain processes and controls to analyze and account for non-routine, unusual or complex transactions. Specifically, we did not design and maintain controls over the review of transactions utilizing a specialist.
•
We did not design and maintain effective IT general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain:
(i)
program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately;
(ii)
user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel;
(iii)
computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored; and
(iv)
program development controls to ensure that new software development is tested, authorized and implemented appropriately.

These material weaknesses resulted in a revision to a disclosure in the consolidated financial statements as of and for the year ending December 31, 2023 and immaterial adjustments to the consolidated financial statements as of and for the years ending December 31, 2023 and 2022 and as of and for the nine-month period ended September 30, 2024. The material weaknesses also resulted in adjustments recorded prior to the issuance of the consolidated financial statements as of and for the year ending December 31, 2024 and an adjustment to a disclosure recorded prior to the issuance of the condensed consolidated financial statements as of and for the nine-month period ended September 30, 2024. Additionally, these material weaknesses could result in misstatements of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

We plan on taking steps to address the material weaknesses, including the following:

•
hiring, and continuing to hire, additional accounting, internal audit, and information technology personnel to establish effective processes and controls, including establishing appropriate segregation of duties
•
developing formal accounting policies, procedures and controls related to the period-end financial reporting process including designing and maintaining controls over account reconciliations, journal entries, and financial reporting and disclosures

•
designing and maintaining processes and controls to analyze and account for non-routine, unusual or complex transactions, including review of transactions utilizing a specialist
•
enhancing information technology governance processes, including our program change management, computer operations, program development, and user access controls, enhancing role-based access, and implementing more robust information technology policies and procedures

While we believe that these efforts will improve our internal control over financial reporting once implemented, these measures will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Limitations on Effectiveness of Disclosure Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. Other Information

Following the IPO, it was determined that certain allocations of Class A common stock, and of a corresponding number of Class B common stock and LLC Interests, in connection with certain reorganization transactions were made in error. Flowco LLC and the applicable members of Flowco LLC entered into an Omnibus Agreement to correct such errors through (i) a rescission of 1,057,629 LLC Interests and corresponding number of shares of Class B common stock previously issued to a White Deer Affiliate and (ii) the issuance of 1,057,629 LLC Interests to Flowco Holdings, and the issuance of 1,057,629 shares of Class A common stock to White Deer Affiliates, effective as of January 17, 2025. Such corrections did not result in any change in the aggregate number of LLC Interests issued and outstanding, or the combined number of shares of Class A common stock and Class B common stock issued and outstanding, and such corrections were undertaken for no additional consideration. The issuances of the additional 1,057,629 shares of Class A common stock to give effect to the corrections to the Master Reorganization Agreement and related agreements set forth in the Omnibus Agreement were undertaken in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our executive officers and members of our Board of Directors as December 31, 2024:

Name	Age	Position(s)
Joseph R. Edwards	52	President and Chief Executive Officer and Director
Jonathan W. Byers	46	Chief Financial Officer
John Gatlin	51	Executive Vice President and Chief Operating Officer
Chad Roberts	38	Executive Vice President, Production Solutions
Brooks Mims Talton III	58	Executive Vice President, Natural Gas Technologies
Joel Lambert	56	Senior Vice President, General Counsel and Secretary
Alexander Chmelev	40	Director
Jonathan B. Fairbanks	58	Chairperson, Director
Ben A. Guill	73	Director
Paul W. Hobby	64	Director
Cynthia L. Walker	48	Director
William H. White	70	Director

Executive Officers

Joseph R. Edwards has served as our President and Chief Executive Officer since June 2024. Prior to June 2024, Mr. Edwards served in various capacities at the energy-focused private equity firm White Deer Energy since 2011, including as Managing Partner from 2018-2024. Mr. Edwards previously served in various capacities at First Reserve Corporation from 1998-2011, including Managing Director and head of energy services investing from 2007-2011. Mr. Edwards has a BBA, Finance from The University of Texas at Austin. We believe Mr. Edwards is qualified to serve on Flowco Holdings Inc.’s Board of Directors due to his extensive experience in the energy services industry, including private equity, as well as valuable outside board experience from his previous tenures as director of Superior Energy Services, Inc., T-3 Energy Services, Inc. and Quintana Maritime, Inc.

Jonathan W. Byers has served as our Chief Financial Officer since October 2024. Prior to October 2024, Mr. Byers served as Chief Financial Officer of CSI Compressco LP from January 2021 until April, 2024 (as well as a director from January 2021 until April 2024). In March 2010, Mr. Byers co-founded and served as Vice President, Corporate Development of Spartan Energy Partners LP (“Spartan”) until Spartan acquired a controlling interest in CSI Compressco LP in January of 2021. Prior to his employment with Spartan, Mr. Byers served as Vice President, Corporate Development at Price Gregory Services, Inc., a pipeline construction company, and also served in different capacities in the corporate finance, energy investment and private equity space. Mr. Byers has a B.S. in Business Administration from Georgetown University and an MBA from Harvard Business School.

John Gatlin has served as our Executive Vice President and Chief Operating Officer since June 2024, having previously served as President of our subsidiary Estis since July 2019. Mr. Gatlin previously held the position of Chief Operating Officer and Senior Vice President at Tesco Corporation, a publicly traded company, prior to its sale to Nabors Industries; and Chief Executive Officer and President of ChemEOR, Inc., a company engaged in oilfield chemistry. Mr. Gatlin previously served in various senior management roles at NOV Inc. from 2003-2014, including both domestic and international roles in corporate finance and strategy, operations, and manufacturing. Mr. Gatlin has a B.S. in Petroleum Engineering from The University of Texas at Austin, and an MBA from the Wharton Business School.

Chad Roberts has served as our Executive Vice President, Production Solutions since June 2024, having previously served as Chief Executive Officer of our subsidiary Estis since January 2019. Mr. Roberts previously held the position of Chief Operating Officer of Estis from 2017 until January 2019. Mr. Roberts previously served in operations, supply chain, and commercial roles with EnPro Inc., Dedicated Computing LLC, and Kohler Co. Mr. Roberts has a B.S. in Logistics and Supply Chain Management from the University of North Texas, and an MBA from Auburn University.

Brooks Mims Talton III has served as our Executive Vice President, Natural Gas Technologies since June 2024, having previously served as President and Chief Executive Officer of our subsidiary Flogistix since 2011. Mr. Talton previously founded Compressco Inc. in 1999 and served as its President and Chief Executive Officer until its sale to Tetra in 2004. Mr. Talton has a B.A. from the University of Oklahoma.

Joel Lambert has served as our Senior Vice President, General Counsel and Secretary since December 2024, having previously served at Crestwood Equity Partners LP as Executive Vice President and Chief Legal Counsel since January 2020 and Senior Vice President and General Counsel from 2013 to 2020. Mr. Lambert has also previously held other legal roles at First Reserve Corporation and Vinson and Elkins LLP. Mr. Lambert has a B.A. from Texas A&M University and a JD from The University of Texas at Austin.

Directors

Alexander Chmelev has served as a director since 2024. Mr. Chmelev is a Partner of GEC and has served on the investment team since joining Global Energy Capital in 2014. Mr. Chmelev previously worked for Quintana Energy Partners from July 2008 until July 2011, where he focused on energy private equity investments. He also worked at Simmons & Company International as an investment banker from June 2006 until June 2008, advising energy executives in mergers, acquisitions and capital markets transactions. We believe Mr. Chmelev is qualified to serve on Flowco Holdings’ Board of Directors due to his extensive experience in the energy services industry, including private equity and investment banking.

Jonathan B. Fairbanks has served as our non-executive Chairperson and a director since 2024. Mr. Fairbanks has served as Managing Partner of Global Energy Capital since its founding in 2008. From 1997 until 2008, Mr. Fairbanks was a founder and director of the following public companies: Seajacks International; Scorpion Offshore; Floatel International; Chiles Offshore; and a founder and director of Hercules Offshore prior to its public offering. We believe Mr. Fairbanks is qualified to serve on Flowco Holdings' Board of Directors due to his extensive experience in the energy services industry.

Ben A. Guill has served as a director since 2024. Since 2010, Mr. Guill has been a founding Partner of White Deer Energy, a private equity fund focused on the exploration & production, oilfield service and equipment, and midstream sectors of the oil and natural gas industry. Until April 2007, he was President of First Reserve Corporation, a corporate manager of private investments focusing on the energy and energy-related sectors, which he joined in September 1998. Prior to joining First Reserve, Mr. Guill was the Managing Director and Co-head of Investment Banking of Simmons & Company International, an investment banking firm specializing in the oil service industry. Mr. Guill serves as a director of NOV Inc. We believe Mr. Guill is qualified to serve on Flowco Holdings Inc.’s Board of Directors due to his extensive experience as an investment banker and private equity investor in the energy services industry, including valuable outside board experience from his previous tenures as a director of: Emerald Oil, Inc., Dresser, Inc., Quanta Services, Inc., T-3 Energy Services, Inc., Chart Industries, Inc. and the general partner of Cheniere Energy Partners, L.P.

Paul W. Hobby became a member of our Board of Directors subsequent to the IPO. Mr. Hobby founded Genesis Park in 1999 and has served as a Managing Member since its foundation. Mr. Hobby has also served as a board member of NRG Energy since March 2006. Mr. Hobby has previously served as a board member to FloTek Industries, Inc. from March 2019 to May 2021. Mr. Hobby has previously served as Chairman and Chief Executive Officer of Texas Monthly from Nov 2016 to July 2019. Mr. Hobby has also previously served as Chairman and Chief Executive Officer of Alpheus Communications from May 2004 to December 2011. We believe Mr. Hobby is qualified to serve on Flowco Holdings' Board of Directors due to his extensive experience as a private equity investor and his extensive experience in the energy services industry, including his previous experience as a board member of NRG Energy and FloTek Industries, Inc.

Cynthia L. Walker became a member of our Board of Directors subsequent to the IPO. Ms. Walker is the founder and currently serves as President and Chief Executive Officer of Mobius Fuels LLC, a renewable natural gas development and operating company in the United States. Prior to starting Mobius in 2024, she served as Chief Executive Officer of TES-H2, Americas and Chief Strategy Officer, TES-H2 Group, a green hydrogen company, where she served since October 2022. Prior to TES, Ms. Walker served as an executive at Occidental Petroleum Corporation (NYSE: OXY), including as Senior Vice President, Midstream & Marketing from 2016 until 2019, as Senior Vice President, Strategy & Corporate Development from 2014 until 2016, and Senior Vice President, Chief Financial Officer from 2012 until 2014. Prior to such time, Ms. Walker was a managing director in the Global Natural Resources Group and Mergers & Acquisitions Group in the Investment Banking Division at Goldman Sachs & Co. Ms. Walker also previously served as an independent director on the boards of publicly traded companies, Sempra Energy (NYSE: SRE)

and Chord Energy (NASDAQ: CHRD). We believe Ms. Walker is qualified to serve on the Board of Directors of Flowco Holdings due to her extensive executive experience across the energy industry and her independent board expertise and experience at Sempra Energy and Chord Energy.

William H. White became a member of our Board of Directors subsequent to the IPO. Since January 2024, Mr. White has served as the principal of White Interests LLC, an investment and advisory firm. Mr. White served as Chairman of Houston, Lazard Freres LLC from June 2012 to December 2023. From January 2004 to December 2009, Mr. White served as the mayor of the City of Houston. Mr. White has also served as a board member for BJ Services, Pioneer Drilling, CB&I, USEC, and the North American Electric Reliability Council. He was also President and Chief Executive Officer of WEDGE Group Incorporated, a firm with oil and gas services and equipment manufacturing subsidiaries. Mr. White served as Deputy Secretary of Energy of the United States from June 1993 to June 1995, and was in a partner in a firm specializing in antitrust and securities law. We believe Mr. White is qualified to serve on Flowco Holdings' Board of Directors due to his extensive experience in the energy industry, including his prior experience as a board member of BJ Services and other public firms.

Composition of our Board of Directors

Our Board of Directors consists of seven members. Our amended and restated certificate of incorporation provides that the number of directors on our Board of Directors will be fixed exclusively by resolution adopted by our Board of Directors (provided that such number shall not be less than the aggregate number of directors that the parties to the Stockholders Agreement are entitled to designate from time to time). Our amended and restated certificate of incorporation and our amended and restated bylaws provide that our Board of Directors are divided into three classes, as nearly equal in number as possible, with the directors in each class serving for a three-year term, and one class being elected each year by our stockholders. Our directors are divided among the three classes as follows:

•
the Class I directors are Joseph R. Edwards and Cynthia L. Walker, and their terms will expire at the annual meeting of stockholders to be held in 2026;
•
the Class II directors are Alexander Chmelev and William H. White and their terms will expire at the annual meeting of stockholders to be held in 2027; and
•
the Class III directors are Jonathan B. Fairbanks, Ben A. Guill and Paul W. Hobby, and their terms will expire at the annual meeting of stockholders to be held in 2028.

Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

Director Independence

Our Board of Directors has determined that Cynthia L. Walker, Paul W. Hobby and William H. White are each an “independent director,” as defined under the New York Stock Exchange ("NYSE") rules. In making these determinations, our Board of Directors considered the current and prior relationships that each director has with the Company and all other facts and circumstances our Board of Directors deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each director, and the transactions involving them.

Controlled Company Exception

In connection with our IPO, GEC, White Deer and certain of their affiliates, collectively, entered into a stockholders agreement, described in “Part III, item 13. Certain Relationship and Related Transactions, and Director Independence,” and beneficially own more than 50% of the combined voting power of our Class A and Class B common stock. As a result, we are a "controlled company" within the meaning of the corporate governance standards of the NYSE rules and may elect not to comply with certain corporate governance standards, including the requirements (i) that a majority of our Board of Directors consist of independent directors, as defined under the NYSE rules; (ii) that our Board of Directors have a compensation committee that consists entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; (iii) that our Board of Directors have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and (iv) that we perform annual performance evaluations of the nominating and corporate governance and compensation committees. Therefore, we do not, or in the future may not, have a majority of independent directors on our board of directors, an entirely independent nominating and corporate governance committee, or an entirely independent compensation committee or perform annual performance evaluations of the nominating and corporate governance and compensation committees unless and until such time as we are required to do so. Accordingly, , our stockholders may not have the same protections afforded to stockholders of companies that are subject to these corporate governance requirements of the NYSE rules. In the event that we cease to be a “controlled company” and our shares of Class A common stock continue to be listed on NYSE, we will be required to comply with these provisions within the applicable transition periods.

Committees of Our Board of Directors

Our Board of Directors directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the Board of Directors and its standing committees. As such, our Board of Directors has established the following standing committees: an Audit Committee; a Compensation Committee; and a Nominating and Corporate Governance Committee. Each of these committees operates under a charter that has been approved by our Board of Directors. In addition, from time to time, special committees may be established under the direction of the Board of Directors when necessary to address specific issues.

Audit Committee

Our Audit Committee consists of Cynthia L. Walker, William H. White and Paul W. Hobby, with Cynthia L. Walker serving as Chairperson. Our Audit Committee is established in accordance with Section 3(a)(58)(A) of the Exchange Act and is responsible for, among other things:

•
selecting and hiring our independent auditors, and approving the audit and non-audit services to be performed by our independent auditors;
•
assisting the Board of Directors in evaluating the qualifications, performance and independence of our independent auditors;
•
assisting the Board of Directors in monitoring the quality and integrity of our financial statements and our accounting and financial reporting;
•
assisting the Board of Directors in monitoring our compliance with legal and regulatory requirements;
•
reviewing the adequacy and effectiveness of our internal control over financial reporting processes;
•
assisting the Board of Directors in monitoring the performance of our internal audit function;
•
monitoring the performance of our internal audit function;
•
reviewing with management and our independent auditors our annual and quarterly financial statements;
•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters; and
•
preparing the audit committee report required per SEC rules and regulations to be included in our annual proxy statement.

Rule 10A-3 of the Exchange Act and the NYSE rules require that our audit committee have (i) at least one independent member upon the listing of our Class A common stock on NYSE; (ii) a majority of independent directors within 90 days of the effective date of our Final Prospectus; and (iii) all independent audit committee members within one year of the effective date of the registration statement relating to our IPO. Our Board of Directors has affirmatively determined that Cynthia L. Walker, William H. White and Paul W. Hobby each meet the definition of “independent director” for purposes of serving on the audit committee under the NYSE rules and the independence standards under Rule 10A-3 of the Exchange Act and the NYSE rules. Each member of our Audit Committee meets the financial literacy requirements of the NYSE rules. In addition, our Board of Directors has determined that Cynthia L. Walker qualifies as an “Audit Committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Ben A. Guill, Alexander Chmelev and William H. White, with Ben A. Guill serving as Chairperson. Our Nominating and Corporate Governance Committee will be responsible for, among other things:

•
assisting our Board of Directors in identifying prospective director nominees and recommending nominees to the Board of Directors;
•
overseeing the evaluation of the Board of Directors and management;
•
reviewing developments in corporate governance practices and developing and recommending a set of corporate governance guidelines; and
•
recommending members for each committee of our Board of Directors

Compensation Committee

Our Compensation Committee consists of Jonathan B. Fairbanks, Ben A. Guill and Paul W. Hobby, with Jonathan B. Fairbanks serving as Chairperson. Our Compensation Committee is responsible for, among other things:

•
reviewing and approving corporate goals and objectives relevant to the compensation of our CEO and other executive officers, evaluating our CEO’s performance in light of those goals and objectives, and, either as a committee or together with the other independent directors (as directed by the Board of Directors), determining and approving, or making recommendations to the Board of Directors with respect to, our CEO’s compensation level based on such evaluation;
•
reviewing and approving, or making recommendations to the Board of Directors with respect to, the compensation of our other executive officers, including annual base salary, bonus and equity-based incentives and other benefits;
•
reviewing and recommending the compensation of our directors;
•
reviewing and discussing annually with management our “Compensation Discussion and Analysis” disclosure required by SEC rules;
•
reviewing and approving incentive compensation and equity-based plans and arrangements and making grants of cash-based and equity-based awards under such plans.

Risk Oversight

Our Board of Directors is responsible for overseeing our risk management process. Our Board of Directors focuses on our general risk management policies and strategy, the most significant risks facing us, and oversees the implementation of risk mitigation strategies by management. Our Board of Directors is also apprised of particular risk management matters in connection with its general oversight and approval of corporate matters and significant transactions.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is or has been an officer or employee of the Company. None of our executive officers serves as a member of the Board of Directors or Compensation Committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our website, www.flowco-inc.com. Each of our Code of Conduct and our Supplemental Code of Ethics for Senior Financial Officers qualifies as a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website. The information contained on, or accessible from, our website is not part of this Annual Report on Form 10-K.

Insider Trading Policy

We have adopted insider trading policies and procedures that govern the purchase, sale and other disposition of our securities by our directors, officers and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of the NYSE. A copy of our Insider Trading Policy is filed with this Annual Report as Exhibit 19.1.

Item 11. Executive Compensation

The following section is a discussion and analysis of the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below, who we refer to as our “named executive officers”.

Our named executive officers for the year ended December 31, 2024, and their current positions (which are substantially similar to their 2024 positions) are as follows:

•
Joseph R. Edwards, current President and Chief Executive Officer;
•
Chad Roberts, current Executive Vice President - Production Solutions; and
•
John Gatlin, current Executive Vice President and Chief Operating Officer.

Chad Roberts served as Chief Executive Officer of Estis during 2023, and John Gatlin served as President of Estis during 2023, and both Chad Roberts and John Gatlin were appointed as executive officers of the Company following the 2024 Business Combination. No other former officers of Estis, our accounting predecessor prior to the 2024 Business Combination, are executive officers following the 2024 Business Combination. Our current President and Chief Executive Officer was not an executive officer during 2023 and, accordingly, no information is being provided with respect to his 2023 compensation.

Summary Compensation Table

The following table sets forth information concerning the total compensation of our named executive officers for the years ended December 31, 2024 and 2023:

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($) (1)	All Other Compensation ($) (2)	Total ($)
Joseph R. Edwards	2024	254,300	—	19,573	273,873
Executive President and Chief Executive Officer
Chad Roberts	2024	369,233	369,233	54,372	798,006
Executive Vice President - Production Solutions	2023	300,000	335,904	60,167	696,072
John Gatlin	2024	380,769	380,769	56,725	823,594
Executive Vice President and Chief Operating Officer	2023	300,000	335,904	68,364	704,268

(1) Amounts reflect annual cash performance-based bonuses and discretionary bonuses earned during the year ended December 31, 2024 and 2023. For additional information about the annual cash performance-based bonuses and discretionary bonuses, please see the section titled “Bonuses” below.

(2) For 2023, amounts reflect (i) payment of medical, short-term and long-term disability, and general term life insurance premiums for each of Mr. Roberts and Mr. Gatlin in the amounts of $18,530; (ii) matching contributions under the Estis 401(k) plan paid to Mr. Roberts and Mr. Gatlin in the amounts of $17,878 and $23,914, respectively; and (iii) vehicle allowances paid to Mr. Roberts and Mr. Gatlin in the amounts of $23,760 and $25,920, respectively. For 2024, amount reflects (i) payment of medical, short-term and long-term disability, and general term life insurance premiums for Mr. Edwards in the amount of $15,534 for Mr. Roberts in the amount of $18,839 and for Mr. Gatlin in the amounts of $18,845; (ii) matching contributions under the Flogistix or Estis 401(k) plan paid to Mr. Edwards, Mr. Roberts and Mr. Gatlin in the amounts of $4,040, $8,293 and $10,640, respectively; and (iii) vehicle allowances paid to Mr. Roberts and Mr. Gatlin in the amounts of 27,240 each.

General

The 2023 compensation described herein represents compensation paid by Estis, our accounting predecessor prior to the 2024 Business Combination. In connection with the IPO, our executive compensation program has evolved to reflect our status as a newly publicly-traded company, while still supporting our overall business and compensation objectives. For more information, see “Current Employment Agreements” below.

Salaries

The named executive officers receive a base salary to compensate them for services rendered to us. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

Bonuses

For 2025, we expect to pay performance-based bonuses to our executive officers, including the named executive officers other than Joseph R. Edwards, based on an EBITDA target (weighted 90%) and Total Recordable Incident Rate (“TRIR”) (weighted 10%), a safety metric. Annual bonuses are generally paid after the end of the fiscal year in which they were earned. No annual cash bonus was paid to Joseph R. Edwards with respect to 2024, but he received grants of RSUs in connection with the IPO.

For 2023 and 2024, Estis paid performance-based bonuses to its executive officers, including the named executive officers Chad Roberts and John Gatlin, based on EBITDA growth (weighted 35%), Active Gas Lift Unit Count Growth (weighted 15%), fleet return on assets (weighted 25%), ESG/Operational Excellence (weighted 10%), TRIR (weighted 10%) and Debt/EBITDA Leverage Ratio (weighted 5%). Annual bonuses are generally paid after the end of the fiscal year in which they were earned. For 2023, the Estis board of directors further allocated an additional discretionary bonus above the performance-based bonuses. Refer to the Non-Equity Incentive Compensation column in the “Summary Compensation Table” for the annual performance-based bonuses earned by the named executive officers in 2023.

Share-Based Compensation

Certain of our named executive officers held profits interests in GEC Estis Holdings, LLC, the prior parent entity of the Estis Member, that were issued under a Profit Units Plan (the “Profit Units Plan”) pursuant to which the Estis Member may grant profit units in form of Class B Units to certain Estis employees (the “Estis Profits Units”). The Estis Profits Units vest over a service period of three years from the date of the grant. However, no grants of such Estis Profits Units were made to our named executive officers during 2023. In addition to the three-year vesting requirement, all Estis Profits Units that have not vested shall vest in full upon the occurrence of a change of control event (as defined in the Profit Units Plan); provided the holder of such Estis

Profits Units remains employed by Estis during such change of control event. Upon a change of control event, if Estis requests the holder of Estis Profits Units to continue to perform services for the benefit of Estis within the holder’s same scope and responsibility, up to twelve months after such change of control event, and the holder terminates such services, the holder will forfeit the additional rights to receive consideration payable under vested Estis Profits Units. A change of control event did not occur during 2023 and therefore, no additional share-based compensation was recorded for the year ended December 31, 2023. Estis Profits Units, whether vested or unvested, are also subject to forfeiture in connection with a termination of holder’s employment for cause. Estis, through the Estis Member, has the right and not the obligation to repurchase the Estis Profits Units at fair value in an event of termination of its employees (“call option”).

In connection with the IPO, the Estis Member modified the terms of applicable grant agreements or profits interest to provide for the acceleration of vesting of such Estis Profits Units. Concurrent with the IPO, the Profit Units Plan ceased to be a component of our executive compensation program going forward.

In connection with the IPO, we adopted the Equity Plan in order to facilitate the grant of cash and equity incentives to our directors, employees (including our named executive officers) and consultants of the Company and to enable us to obtain and retain services of these individuals, which we believe is essential to our long-term success. The Equity Plan became effective concurrent with the IPO. For additional information about the Incentive Plan, refer to the section titled “Equity Plan” below.

Predecessor Member Profit Units

Parent entities of Estis and certain predecessor entities issued profit units to certain executive officers, including our named executive officers, prior to the consummation of the 2024 Business Combination. Grants of such profit units remained subject to the terms of such awards following the 2024 Business Combination, with the value based on the performance and value of the equity interests in Flowco LLC owned by our Original Equity Owners. In connection with the IPO, the Original Equity Owners modified the terms of applicable grant agreements of profit units to provide for the acceleration of vesting of such awards. Concurrent with the IPO, the profit units grants ceased to be a component of our executive compensation program going forward.

Other Elements of Compensation

Retirement Plans

We maintain a 401(k) retirement savings plans for our employees, including our named executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. Currently, we make matching contributions, with varying degrees of matching percentages, made by participants in the 401(k) plan up to 5% of participant compensation and these matching contributions vest immediately. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan, and making matching contributions that vest immediately adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Health and welfare benefits and perquisites

All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including medical, dental and vision benefits; health and dependent care flexible spending accounts; short-term and long-term disability insurance; critical illness and accident insurance; and life and AD&D insurance. We believe that the perquisites described in the Summary Compensation Table above are necessary and appropriate to fairly compensate and incentivize our named executive officers.

Executive Compensation Arrangements

In connection with the acquisition of Estis by GEC in 2019, Estis Compression Management LLC entered into severance agreements with Chad Roberts and John Gatlin (the “Severance Agreements”), pursuant to which such named executive officers are each entitled to continue receiving his base salary in accordance with Estis’ normal payroll practices for one year following a termination of his employment by Estis Compression Management LLC or any of their respective affiliates (the “Company Group”) without “cause” or by such officer for “good reason” (each as defined in the Severance Agreements). Such payments are contingent on such officer signing and not revoking a release of claims in favor of the Company Group and such officer’s continued compliance with any restrictive covenants he agreed to with the Company Group.

We have entered into the Current Employment Agreements with each of our named executive officers. For more information, see “Current Employment Agreements” below.

Director Compensation

None of our non-employee directors received any compensation for his or her service as a non-employee director during the year ended December 31, 2024 and none of our non-employee directors held Estis Profits Units (vested or unvested) as of December 31, 2024.

We implemented a compensation policy, effective after the IPO, that became applicable to all of our non-employee directors. Under this compensation policy, each such non-employee director will receive an annual cash retainer of $125,000. In addition, under this policy, each such non-employee director at the time of our IPO received an initial RSU award with a grant date value of approximately $375,000 (which resulted in the award of 15,625 RSUs to each non-employee director effective January 17, 2025), with all such RSU awards vesting in twelve equal installments on each of the first twelve quarterly anniversaries following the grant date of the award, subject to such non-employee director continuing in service through such date. The vesting of all RSU awards will accelerate and vest in full upon a change in control (as defined in the Equity Plan, described below). In addition, each non-employee director will be reimbursed for out-of-pocket expenses in connection with his or her services.

Equity Plan

In connection with the IPO, our Board of Directors adopted, and our sole stockholder approved, the 2025 Equity and Incentive Plan (the “Equity Plan”), which became effective as of the effective date of our amended and restated certificate of incorporation.

The purposes of the Equity Plan are to align the interests of our stockholders and those eligible for awards, to retain officers, directors, employees, and other service providers, and to encourage them to act in our long-term best interests. Our Equity Plan provides for the grant of incentive stock options (within the meaning of Internal Revenue Code Section 422), nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), other stock awards, and performance awards. The material terms of the Incentive Plan are expected to be as follows:

Eligibility. Officers, directors, employees, consultants, agents and independent contractors who provide services to us or to any subsidiary of ours are eligible to receive awards under the Equity Plan.

Stock Subject to the Equity Plan. The number of shares reserved for issuance under the Incentive Plan is 6,000,000, plus an annual increase added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2025, and continuing until, and including, the fiscal year ending December 31, 2034. The annual increase will be equal to the lesser of (i) 2.0% of the number of shares of Class A common stock issued and outstanding on December 31 of the immediately preceding calendar year, and (ii) an amount determined by our Board of Directors. To the extent an equity award granted under the Incentive Plan (other than any substitute award), expires or otherwise terminates without having been exercised or paid in full, or is settled in cash, the shares subject to such award will become available for future grants under the Equity Plan. In addition, to the extent shares subject to an award granted under the Equity Plan are withheld to satisfy a participant’s tax withholding obligation upon the exercise or settlement of such award (other than any substitute award) or to pay the exercise price of a stock option, such shares will become available for future grants under the Equity Plan.

Plan Administration. Our Compensation Committee will administer the Equity Plan. Our Board of Directors has the authority to amend and modify the Equity Plan, subject to any stockholder approval required by applicable law or stock exchange rules. Subject to the terms of the Equity Plan, our Compensation Committee will have the authority to determine the eligibility for awards and the terms, conditions, and restrictions of awards, including vesting terms, the number of shares subject to an award, and any performance goals applicable to grants made under the Equity Plan. The Compensation Committee also will have the authority, subject to the terms of the Equity Plan, to construe and interpret the Equity Plan and awards, and amend outstanding awards at any time.

Stock Options and Stock Appreciation Rights. Our Compensation Committee may grant incentive stock options, nonqualified stock options, and stock appreciation rights under the Equity Plan, provided that incentive stock options are granted only to employees. Other than with respect to substitute awards, the exercise price of stock options and stock appreciation rights under the Equity Plan will be fixed by the Compensation Committee, but must equal at least 100% of the fair market value of our Class A common stock on the date of grant. The term of an option or stock appreciation right may not exceed ten years; provided, however, that an incentive stock option held by an employee who owns more than 10% of all of our classes of stock, or of certain of our affiliates, may not have a term in excess of five years, and must have an exercise price of at least 110% of the fair market value of our Class A common stock on the grant date. Subject to the provisions of the Equity Plan, the Compensation Committee will determine the remaining terms of the options and stock appreciation rights (e.g. vesting). Upon a participant’s termination of service, the participant may exercise his or her option or stock appreciation right, to the extent vested (unless the Compensation Committee permits otherwise), as specified in the award agreement.

Stock Awards. Our Compensation Committee will decide at the time of grant whether an award will be in the form of restricted stock, restricted stock units, or other stock award. The Compensation Committee will determine the number of shares subject to the award, vesting, and the nature of any performance measures. Unless otherwise specified in the award agreement, the recipient of restricted stock will have voting rights and be entitled to receive dividends with respect to his or her shares of restricted stock. The recipient of restricted stock units will not have voting rights, but his or her award agreement may provide for the receipt of dividend equivalents. Our Compensation Committee may grant other stock awards that are based on or related to shares of our Class A common stock, such as awards of shares of Class A common stock granted as bonus and not subject to any vesting conditions, deferred stock units, stock purchase rights, and shares of our Class A common stock issued in lieu of our obligations to pay cash under any compensatory plan or arrangement.

Performance Awards. Our Compensation Committee will determine the value of any performance award, the vesting and nature of the performance measures, and whether the award is denominated or settled in cash or in shares of our Class A common stock. The performance goals applicable to a particular award will be determined by our Compensation Committee at the time of grant.

Transferability of Awards. The Equity Plan does not allow awards to be transferred other than by will or the laws of inheritance following the participant’s death, and options may be exercised, during the lifetime of the participant, only by the participant. However, an award agreement may permit a participant to assign an award to a family member by gift or pursuant to a domestic relations order, or to a trust, family limited partnership or similar entity established for one of the participant’s family members. A participant may also designate a beneficiary who will receive outstanding awards upon the participant’s death.

Certain Adjustments. If any change is made to our Class A common stock subject to the Equity Plan, or subject to any award agreement under the Equity Plan, without the receipt of consideration by us, such as through a stock split, stock dividend, extraordinary distribution, recapitalization, combination of shares, exchange of shares or other similar transaction, appropriate adjustments will be made in the number, class, and price of shares subject to each outstanding award and the numerical share limits contained in the plan.

Change in Control. Subject to the terms of the applicable award agreement, upon a “change in control” (as defined in the Equity Plan), our Board of Directors may, in its discretion, determine whether some or all outstanding options and stock appreciation rights will become exercisable in full or in part, whether the restriction period and performance period applicable to some or all outstanding restricted stock awards and restricted stock unit awards will lapse in full or in part and whether the performance measures applicable to some or all outstanding awards will be deemed to be satisfied. Our Board of Directors may further require that shares of stock of the corporation resulting from such a change in control, or a parent corporation thereof, or other property be substituted for some or all of our shares of Class A common stock subject to an outstanding award and that any outstanding awards, in whole or in part, be surrendered to us by the holder and be immediately cancelled by us in exchange for a cash payment, shares of Class A common stock of the corporation resulting from or succeeding us, other property or a combination of cash, such shares of stock or other property.

Clawback. Awards granted under the Equity Plan and any cash payment or shares of our Class A common stock delivered pursuant to an award are subject to forfeiture, recovery, or other action pursuant to the applicable award agreement or any clawback or recoupment policy that we may adopt.

Plan Termination and Amendment. Our Board of Directors has the authority to amend, suspend, or terminate the Equity Plan, subject to stockholder approval (i) as required by law or stock exchange rules or (ii) if such amendment seeks to modify the non-employee director compensation limit set forth in the Incentive Plan. Our Equity Plan will terminate as of the first annual meeting of the Company’s stockholders to occur on or after the tenth anniversary of its effective date, unless we terminate it earlier.

New Plan Benefits. The Compensation Committee has the discretion to grant awards under the Equity Plan, and therefore it is not possible at the time of filing of this Annual Report to determine future awards that will be received by our named executive officers or others under the Equity Plan. All officers, directors, employees, consultants, agents and independent contractors of the Company and its subsidiaries are eligible for consideration to participate in the Equity Plan.

IPO Grants. In connection with the IPO, we made initial grants of RSUs to certain of our directors, officers and other employees. In connection with the IPO, we issued an aggregate of 665,205 RSUs. As disclosed in “Executive Compensation — Director Compensation,” in connection with the IPO, we issued to each non-employee director an initial RSU award with a grant date value of approximately $375,000 (which resulted in the award of 15,625 RSUs to each non-employee director effective January 17, 2025), with all such RSUs vesting in twelve equal installments on each of the first twelve quarterly anniversaries following the grant date of the award, subject to such non-employee director continuing in service through such date. The vesting of all RSU awards will accelerate and vest in full upon a change in control (as defined in the Equity Plan). In addition, we issued additional RSUs to employees, including our executive officers, which are subject to cliff vesting on the third anniversary of the date of grant.

Current Employment Agreements

During October through December 2024, we entered into an employment agreement with certain executive officers (“Current Employment Agreements”). The material terms of the Current Employment Agreements for Joseph R. Edwards, John Gatlin, Jonathan W. Byers, Chad Roberts, Mims Talton and Joel Lambert are summarized below:

•
Employment Term and Position. The Current Employment Agreements do not provide for a term of employment, and each executive officer is employed and may be terminated at any time pursuant to the terms and conditions of the Current Employment Agreements. During their respective terms of employment, Joseph R. Edwards will serve as President and Chief Executive Officer, John Gatlin will serve as Executive Vice President and Chief Operating Officer, Jonathan W. Byers will serve as Chief Financial Officer, Chad Roberts will serve as Executive Vice President, Production Solutions, Mims Talton will serve as Executive Vice President, Natural Gas Technologies and Joel Lambert will serve as Senior Vice President and General Counsel.
•
Base Salary. Pursuant to their Current Employment Agreements: Joseph R. Edwards is entitled to a base salary of $700,000; John Gatlin is entitled to a base salary of $500,000; Jonathan W. Byers is entitled to a base salary of $450,000; Chad Roberts is entitled to a base salary of $450,000; Mims Talton is entitled to a base salary of $450,000; and Joel Lambert is entitled to a base salary of $400,000
•
Non-Competition and Non-Solicitation Restrictions. Each of Joseph R. Edwards, John Gatlin, Jonathan W. Byers, Chad Roberts, Mims Talton and Joel Lambert is subject to post-termination and restrictions for a period of 24 months or, in the event the applicable executive officer is entitled to receive severance benefits, 12 months.
•
Annual Cash Incentive. In addition to their base salary, each such executive officer is eligible to receive a discretionary, annual performance-based cash bonus upon the attainment of individual performance goals and the performance goals of Flowco Holdings, established by our Board of Directors in its sole discretion. Under the Current Employment Agreements, subject to certain conditions, Joseph R. Edwards is eligible to receive an annual cash bonus commencing with calendar year 2025 with a target bonus opportunity equal to 100% of his annual base salary; each of John Gatlin and Jonathan W. Byers is eligible to receive an annual cash bonus commencing with calendar year 2025 with a target bonus opportunity equal to 85% of his annual base salary; and each of Chad Roberts, Mims Talton and Joel Lambert is eligible to receive an annual cash bonus commencing with calendar year 2025 with a target bonus opportunity equal to 75% of his annual base salary. For the period beginning on the effective date of such Current Employment Agreement and ending on the last day of the 2024 calendar year, such executive officer is eligible to receive a prorated annual performance bonus pursuant to, and in accordance with, the terms and conditions of the previously approved bonus plan for each of GEC Estis Holdings, LLC, Flowco Production Solutions, L.L.C. and Flogistix Holdings, LLC (calculated as the annual performance bonus that would have been paid under such bonus plans for the entire 2024 calendar year, if any, multiplied by a fraction, the numerator of which is equal to the number of days that elapsed between the effective date of such Current Employment Agreement and December 31, 2024, and the denominator of which is equal to the total number of days in the 2024 calendar year). All other terms and conditions applicable to the annual cash bonus, including, without limitation, the criteria for earning an annual cash bonus, whether any annual cash bonus will be paid and, if paid, the amount of any such annual cash bonus, will be determined by the Board of Directors in its sole discretion.
•
Long Term Incentive Compensation. Pursuant to the Current Employment Agreements, each executive officer is eligible to participate in any equity incentive plan, under which we may grant cash and equity incentive awards to eligible employees and other service providers. Each executive officer’s participation in such equity incentive plans is subject to the terms and conditions of any such plan and the applicable award agreement, as determined by our Board of Directors or its designee, in its discretion.
•
Compensation Clawback. Any incentive-based or other compensation paid to any executive officer is subject to recovery under any law, government regulation or stock exchange listing requirements. Additionally, these payments are also subject to such deductions and clawback as required pursuant to such law, government regulation or stock exchange listing requirement (or any policy adopted by us pursuant to any such law, government regulation or stock exchange listing requirement).
•
Other Benefits. Each such executive officer and, to the extent applicable, each executive officer’s family, dependents and beneficiaries, are entitled to participate in all employee benefits plans, practices and programs made available to executive officers and/or similarly situated senior executives. Such benefits plans, practices and programs include, but are not limited to, health insurance or health care plans, vacation and holiday plans, life insurance and disability insurance. Additionally, each such executive officer is entitled to be reimbursed for reasonable and necessary business-related expenses incurred in connection with performance of his duties and responsibilities, subject to standard policies and procedures with respect to expense reimbursement as applied to similarly situated senior executives.

•
Termination for Convenience or Good Reason. Each of the Current Employment Agreements provides that we may terminate such agreement for convenience and each executive officer may terminate such agreement for good reason at any time. Upon either such termination, the executive officer will be entitled to receive (i) a cash payment equal to his base salary for a period of 12 months, (ii) a cash payment equal to his annual cash bonus for the calendar year in which the termination occurs, in addition to any unpaid bonus payments and (iii) continued health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) for a period of up to 12 months.
•
Termination Upon Death or Disability. If an executive officer is terminated due to his death or disability, then such executive officer will be entitled to receive (i) a pro rata portion of the annual cash bonus described above, (ii) any portion of the base salary and any vacation or paid time off, as applicable, that has been earned, but remains unpaid, in each case, as of the termination date and (iii) reimbursement for any expenses properly incurred and submitted for reimbursement in accordance with our policies, which remain unpaid as of the termination date.
•
Termination upon Change in Control. Each of the Current Employment Agreements provides that, in the event we undergo a change in control and the Current Employment Agreement is terminated by us for convenience or by the executive officer for good reason, in either case within 12 months following such change in our control, then the executive officer will be entitled to receive (i) a cash payment equal to two times the sum of (a) his base salary and (b) his annual cash bonus for the calendar year in which the termination occurs in addition to any unpaid bonus payments and (ii) continued health insurance coverage under COBRA for a period of up to 12 months.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2024, we had no equity compensation plans or individual compensation arrangements under which our equity securities were authorized for issuance.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our Class A common stock and Class B common stock for:

•
each person known to us to beneficially own 5% or more of our Class A and Class B common stock;
•
each director;
•
each of our Named Executive Officers; and
•
all officers and directors as a group.

The amounts and percentages of Class A common stock and Class B common stock beneficially owned are reported on the basis of the regulations of the SEC governing the determination of beneficial ownership of securities, and are based on 25,721,620 shares of our Class A common stock and 64,823,042 shares of our Class B common stock outstanding as of March 19, 2025. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. For purposes of the table below, a person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of March 19, 2025, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. Any person who acquires any such right with the purpose or effect of changing or influencing the control of the issuer, or in connection with or as a participant in any transaction having such purpose or effect, immediately upon such acquisition will be deemed to be the beneficial owner of the securities which may be acquired through the exercise of such right. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise noted, the mailing address of each listed beneficial owner is 1300 Post Oak Blvd., Suite 450 Houston, Texas, 77056.

	Class A Common Stock Beneficially Owned		Class B Common Stock Beneficially Owned (1)		Combined Voting Power (2)
Name of Beneficial Owner	Number	Percentage	Number	Percentage	Percentage
5% or Greater Stockholders
GEC Advisors LLC (3)	37,955,788	60.4%	37,087,231	57.2%	41.9%
White Deer Management LLC (4)	14,483,588	40.4%	10,100,525	15.6%	16.0%
Genesis Park II, LP (5)	4,523,453	15.0%	4,523,453	7.0%	5.0%
Blackrock (6)	2,812,680	10.9%	—	—%	3.1%

Named Executive Officers and Directors
Joseph R. Edwards (7)(8)	134,792	* %	—	—%	* %
John Gatlin (9)(7)	923,675	3.5%	923,675	1.4%	1.0%
Chad Roberts (10)(7)	918,016	3.4%	918,016	1.4%	1.0%
Alexander Chmelev (11)(7)	8,300	* %	—	—%	* %
Jonathan B. Fairbanks (3)(7)	37,955,788	60.4%	37,087,231	57.2%	41.9%
Ben A. Guill (4)(7)	1,302	* %	—	—%	* %
Paul W. Hobby (7)	4,534,755	17.6%	4,523,453	7.0%	5.0%
Cynthia Walker (7)	1,302	* %	—	—%	* %
William H. White (7)	1,302	* %	—	—%	* %
All current executive officers and directors as a group (12 persons)(7)	41,607,648	62.5%	40,046,434	61.8%	50.4%

*Represents beneficial ownership less than 1%

(1) Each holder of LLC Interests (other than Flowco) and shares of Class B common stock will be entitled to redeem their LLC Interests and shares of Class B common stock from time to time, at each holder's discretion, for shares of Class A common stock, on a one-for-one basis.

(2) Represents the percentage of voting power of our Class A common stock and Class B common stock voting as a single class. Each share of Class A common stock entitles the registered holder to one vote per share and each share of Class B common stock entitles the registered holder thereof to one vote per share on all matters presented to stockholders for a vote generally, including the election of directors. The Class A common stock and Class B common stock will vote as a single class on all matters except as required by law or our amended and restated certificate of incorporation.

(3) The following affiliates of GEC directly own Class A common stock: GEC Partners III GI LP (460,797 shares of Class A common stock); and GEC Partners GI LP (407,760 shares of Class A common stock); and the following affiliates directly own Class B common stock and LLC Interests: GEC Partners III LP (LLC Interests and Class B common stock redeemable for 9,283,868 shares of Class A common stock); GEC Partners III-B LP (LLC Interests and Class B common stock redeemable for 8,186,804 shares of Class A common stock); and GEC Estis Co-Invest II LLC (LLC Interests and Class B common stock redeemable for 19,616,559 shares of Class A common stock). GEC Capital Group III LP is the general partner of each of GEC Partners III LP and GEC Partners III - B GI LP, and GEC Group Ltd. is the general partner of GEC Capital Group III LP. GEC Capital Group LP is the managing member or the general partner of each of GEC Estis II LLC and GEC Partners III-B LP, and GEC Group B Ltd. is the general partner of GEC Capital Group LP. Mr. Fairbanks is the manager and controlling member of GEC, GEC Group Ltd. and GEC Group B Ltd, as well as GEC Advisors LLC, a registered investment advisor to the funds that beneficially own such shares, with discretionary authority over each such fund’s accounts. Shares beneficially owned by Mr. Fairbanks also include an aggregate of 2,000 shares of Class A common stock owned directly for the account of his children, as well as certain RSUs discussed in footnote 7 below. The mailing address for Mr. Fairbanks and GEC is c/o GEC Advisors LLC, 2415 West Alabama Street, Suite 220, Houston, Texas 77098.

(4) The following affiliates of White Deer directly own Class A common stock: WD Thunder CV IND LP (“CF IND”), WD Thunder CV Parallel LP (“CF Parallel”) and WD Thunder CV LP (“CF Main”); and the following directly owns Class B common stock and LLC Interests: WDE Flogistix Aggregate LLC (“WDE”) (LLC Interests and Class B common stock redeemable for 10,100,525 Class A common stock). WD Thunder CV GP LP (“CV GP”) is the general partner of each of CF Parallel, CF IND and CF Main and the sole manager of WDE. CV GP is controlled by WD Thunder CV Ultimate GP LLC (“WD GP”). WD GP is controlled by its board of managers which consists of four members. Mr. Guill is a Managing Partner of White Deer.

(5) Genesis Park II, LP directly owns 4,523,453 Class B common stock and LLC Interests (LLC Interests and Class B common stock redeemable for 4,523,453 Class a common stock) as set forth in the table. Genesis Park II GP, LLC is the general partner of Genesis Park II, LP. The managers of Genesis Park II GP, LLC are Paul W. Hobby, Peter Shaper and Steven Gibson. The business address of Genesis Park II, LP is 520 Post Oak Boulevard, Suite 850, Houston, Texas 77027.

(6) Includes 2,737,330 shares with sole voting power and 2,812,680 shares with sole dispositive power. Information is based on the filing by Blackrock Portfolio Management LLC on Schedule 13G dated February 3, 2025. The principal business address of Blackrock, Inc. is 50 Hudson Yards New York, NY 10001.

(7) Includes RSUs held by such persons that will vest and become exchangeable into shares of Class A common stock within 60 days, including 1,302 RSUs held by each of our non-employee directors. Does not include RSUs held by such persons that are not exercisable or exchangeable within 60 days, including: 134,792 RSUs issued to Mr. Edwards; 57,292 RSUs issued to Mr. Gatlin; 50,208 RSUs issued to Mr. Byers; 37,500 RSUs issued to Mr. Roberts; and 14,323 RSUs (out of the aggregate 15,625 RSUs) issued to each non-employee director in connection with the IPO. The RSU awards issued on January 17, 2025 to executives and employees cliff vest in full on January 17, 2028, the third anniversary of the grant date of the award, subject to employee’s continued employment. The RSU awards issued on January 17, 2025 to non-employee directors vest in twelve equal installments on each of the first twelve quarterly anniversaries following the grant date of the award, subject to such non-employee director continuing in service.

(8) Mr. Edwards beneficial ownership of Class A common stock includes 50,000 shares owned directly and shares of Class A common stock issuable upon redemption of 923,675 shares of Class B common stock and LLC Interests owned directly by Mr. Gatlin. Excludes RSUs that are not exercisable within 60 days as discussed in footnote 7.

(9) Mr. Gatlin’s beneficial ownership of Class A common stock includes shares of Class A common stock issuable upon redemption of 923,675 shares of Class B common stock and LLC Interests owned directly by Mr. Gatlin. Excludes RSUs that are not exercisable within 60 days as discussed in footnote 7.

(10) Mr. Roberts’ beneficial ownership of Class A common stock includes shares of Class A common stock issuable upon redemption of 918,016 shares of Class B common stock and LLC Interests owned directly by Mr. Gatlin. Excludes RSUs that are not exercisable within 60 days as discussed in footnote 7.

(11) Mr. Chmelev’s beneficial ownership of Class A common stock includes 8,300 shares of Class A common stock owned directly and 1,302 shares of Class A common stock issuable upon the vesting of RSUs within 60 days as discussed in footnote 7. Excludes RSUs that are not exercisable within 60 days as discussed in footnote 7.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following are summaries of certain provisions of our related party agreements and are qualified in their entirety by reference to all of the provisions of such agreements. Because these descriptions are only summaries of the applicable agreements, they do not necessarily contain all of the information that you may find useful. We, therefore, urge you to review the agreements in their entirety. Copies of the agreements have been filed as exhibits to this Annual Report on Form 10-K, and are available electronically on the website of the SEC at www.sec.gov.

In addition to the compensation agreements, including employment, termination of employment and change in control arrangements, discussed in Part III, Item 11. Executive Compensation, the following are certain transactions, arrangements and relationships with our directors, executive officers and stockholders owning 5% or more of any class of our outstanding common stock.

The Transactions

In connection with the Transactions, we engaged in certain transactions with certain of our directors, executive officers and other persons and entities which are or will become holders of 5% or more of our voting securities upon the consummation of the Transactions. These transactions are described in “ - The Transactions” above in Part I of this Annual Report.

We used the net proceeds from the IPO to purchase 20,470,000 LLC Interests directly from Flowco LLC at a price per unit equal to the initial public offering price per share of Class A common stock in IPO less the underwriting discount.

In turn, Flowco LLC used the net proceeds from the sale of LLC Interests to Flowco Holdings to (i) redeem approximately $20.9 million of Flowco LLC interests from certain non-affiliate holders and (ii) with respect to the remainder, repay indebtedness under our Credit Agreement.

Tax Receivable Agreement

Subsequent to the IPO, our organizational structure, commonly referred to as an Up-C structure, provides potential future tax benefits to both Flowco Holdings and the Continuing Equity Owners. In connection with the Transactions, Flowco Holdings entered into a Tax Receivable Agreement with the TRA Participants, that provides for the payment by Flowco Holdings to the TRA Participants of 85% of the tax benefits, if any, that Flowco Holdings actually realizes, or is deemed to realize (calculated using certain assumptions), pursuant to U.S. federal, state and local income tax laws, as a result of (1) Flowco Holdings’ allocable share of existing tax basis acquired in connection with the Transaction and increases to such allocable share of existing tax basis; (2) Flowco Holdings’ utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of existing tax basis); (3) increases in tax basis resulting from (a) Flowco Holdings' purchase of LLC Interests directly from Flowco LLC, in connection with the IPO, (b) future redemptions or exchanges (or deemed exchanges in certain circumstances) of LLC Interests for Class A common stock or cash as described above under “—Redemption rights of holders of LLC Interests” and (c) certain distributions (or deemed distributions) by Flowco LLC; and (4) certain tax benefits (such as interest deductions) arising from payments made under the Tax Receivable Agreement. Flowco Holdings expects to benefit from the remaining 15% of cash tax benefits, if any, Flowco Holdings realizes from such tax benefits. There is existing depreciable and amortizable tax basis in the assets of Flowco LLC, and subsequent sales or exchanges of LLC Interest are expected to result in increases in the tax basis of the assets of Flowco LLC. The existing depreciable and amortizable tax basis, as well as future increases in Flowco Holdings’ allocable share of existing depreciable and amortizable tax basis, Basis Adjustments and other tax attributes subject to the Tax Receivable Agreement, may increase the depreciation and amortization deductions available to Flowco Holdings for tax purposes, decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets or otherwise be available to reduce Flowco Holdings' taxable income, and, therefore, may reduce the amount of U.S. federal, state and local tax that Flowco Holdings would otherwise be required to pay in the future. Any payments made by Flowco Holdings to the TRA Participants under the Tax Receivable Agreement will generally reduce the amount of cash that might have otherwise been available to Flowco Holdings for other uses and for the benefit of all of its stockholders. Due to uncertainty regarding various factors, Flowco Holdings cannot precisely quantify the likely tax benefits Flowco Holdings will realize as a result of the purchase of LLC Interests and LLC Interest exchanges, and the resulting amounts Flowco Holdings is likely to pay out to the TRA Participants pursuant to the Tax Receivable Agreement. However, Flowco Holdings estimates that such payments will be substantial. The IRS may challenge all or part of the validity of such tax basis or other tax attributes, and a court could sustain such a challenge. Actual tax benefits realized by Flowco Holdings may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax Receivable Agreement, including those described in this summary.

The payment obligations under the Tax Receivable Agreement will be obligations of Flowco Holdings and not obligations of Flowco LLC. For purposes of the Tax Receivable Agreement, the cash tax benefits will be computed by comparing the actual income tax liability of Flowco Holdings to the amount of income taxes that Flowco Holdings would have been required to pay had there been no existing depreciable and amortizable tax basis in connection with the Transaction, no Basis Adjustments and no utilization of Blocker Companies tax attributes (including the Blocker Companies’ allocable share of existing tax basis), and had Flowco Holdings not entered into the Tax Receivable Agreement. The actual and hypothetical tax liabilities determined in the Tax Receivable Agreement will be calculated using the actual U.S. federal income tax rate in effect for the applicable period and an assumed, weighted-average state and local income tax rate based on apportionment factors for the applicable period (along with the use of certain other assumptions). Although the actual timing and amount of any payments that we may make under the Tax Receivable Agreement will vary, we expect the payments we may be required to make to the TRA Participants could be substantial. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the

Tax Receivable Agreement exceed the actual cash tax benefits that Flowco Holdings realizes in respect of the tax attributes subject to the Tax Receivable Agreement and/or if distributions to Flowco Holdings by Flowco LLC are not sufficient to permit Flowco Holdings to make payments under the Tax Receivable Agreement after it has paid taxes and other expenses. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts will accrue interest until paid by us; provided, however that nonpayment for a specified period may constitute a breach of a material obligation under the Tax Receivable Agreement and, therefore, may accelerate payments due under the Tax Receivable Agreement, as described below. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the Continuing Equity Owners.

Assuming there are no material changes in the relevant tax laws and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, and assuming all exchanges or redemptions would occur immediately after the initial public offering, we would be required to pay approximately $305.0 million over the fifteen-year period from the date of this offering. The actual amounts we will be required to pay under the Tax Receivable Agreement will depend on, among other things, the timing of subsequent redemptions or exchanges of LLC Interests by the Continuing Equity Owners, the price of our shares of Class A common stock at the time of each such redemption or exchange, and the amounts and timing of our future taxable income, and may be significantly different from the amounts described in the preceding sentence. Any payments made by us to the Continuing Equity Owners under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to Flowco LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and, therefore, may accelerate payments due under the Tax Receivable Agreement. Pursuant to the Tax Receivable Agreement, will shall use commercially reasonable efforts to obtain sufficient available funds for the purpose of making payments under the Tax Receivable Agreement and avoid entering into any agreements that could be reasonably anticipated to materially delay the timing of the making of any payments under the Tax Receivable Agreement. We anticipate funding ordinary course payments under the Tax Receivable Agreement from cash flow from operations of Flowco LLC, available cash, or available borrowings under any future debt agreements. Decisions made by us in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations, or other changes in control, may influence the timing and amount of payments we pay to a redeeming Continuing Equity Owner under the Tax Receivable Agreement. For example, the disposition of assets following an exchange or acquisition transaction may accelerate payments under the Tax Receivable Agreement and increase the present value of such payments.

The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired, unless Flowco Holdings exercises its right to terminate the Tax Receivable Agreement early, certain changes of control occur (as described in more detail below) or Flowco Holdings breaches any of its material obligations under the Tax Receivable Agreement, in which case all obligations generally will be accelerated and due as if Flowco Holdings had exercised its right to terminate the Tax Receivable Agreement. Flowco Holdings may elect to terminate the Tax Receivable Agreement early by making an immediate payment equal to the present value of the anticipated future cash tax benefits with respect to all LLC Interests. In determining such anticipated future cash tax benefits, the Tax Receivable Agreement includes several assumptions, including that (i) any LLC Interests that have not been exchanged are deemed exchanged for the market value of the shares of Class A common stock at the time of termination, (ii) Flowco Holdings will have sufficient taxable income in each future taxable year to fully realize all potential tax benefits, (iii) Flowco Holdings will have sufficient taxable income to fully utilize net operating losses generated by deductions arising from any tax attributes covered by the Tax Receivable Agreement on a pro rata basis over the shorter of the statutory expiration date for such net operating losses or the five-year period after the early termination or change in control, (iv) the tax rates for future years will be those specified in the law as in effect at the time of the early termination or change of control and (v) certain non-amortizable assets are deemed disposed at the end of the fifteen-year period after the early termination or change in control. As a result of such assumptions, Flowco Holdings could be required to make payments under the Tax Receivable Agreement that are greater than the specified percentage of the actual cash tax benefits that Flowco Holdings realizes in respect of the tax attributes subject to the Tax Receivable Agreement or that are prior to the actual realization, if any, of such future tax benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity. Changes in law or changes in tax rates following the date of acceleration may also result in payments being made in excess of the future tax benefits, if any. Estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The increase in Flowco Holdings’ allocable share of existing depreciable and amortizable tax basis and the anticipated Basis Adjustments upon the redemption or exchange of LLC Interests for shares of Class A common stock, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including:

•
the timing of future redemptions or exchanges—for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the depreciable or amortizable assets of Flowco LLC at the time of each redemption or exchange as well as the amount of remaining existing tax basis at the time of such redemption or exchange;
•
the price of shares of our Class A common stock at the time of the redemption or exchange—the increase in any tax deductions, as well as the tax basis increase in other assets, of Flowco LLC, is directly proportional to the price of shares of our Class A common stock at the time of the redemption or exchange;
•
the extent to which such redemption or exchanges are taxable—if a redemption or an exchange is not taxable for any reason, increased deductions will not be available;
•
the amount of tax attributes—the amount of applicable tax attributes of the Blocker Companies at the time of the Blocker Mergers will impact the amount and timing of payments under the Tax Receivable Agreement;
•
changes in tax rates—payments under the Tax Receivable Agreement will be calculated using the actual U.S. federal income tax rate in effect for the applicable period and an assumed, weighted-average state and local income tax rate based on apportionment factors for the applicable period, so changes in tax rates will impact the magnitude of cash tax benefits covered by the Tax Receivable Agreement and the amount of payments under the Tax Receivable Agreement; and
•
the amount and timing of our income—Flowco Holdings is obligated to pay 85% of the cash tax benefits under the Tax Receivable Agreement as and when realized. If Flowco Holdings does not have taxable income, Flowco Holdings is not required (absent a change of control or circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for a taxable year in which it does not have taxable income because no cash tax benefits will have been realized. However, any tax attributes that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in cash tax benefits that will result in payments under the Tax Receivable Agreement.

Payments under the Tax Receivable Agreement will generally be based on the tax reporting positions that we will determine. Flowco Holdings will not be reimbursed for any payments previously made under the Tax Receivable Agreement if Flowco Holdings’ allocable share of existing depreciable and amortizable tax basis acquired in this offering and increased upon the redemption or exchange of LLC Interests for shares of Class A common stock, the anticipated Basis Adjustments or our utilization of tax attributes are successfully challenged by the IRS, although such amounts may reduce our future obligations, if any, under the Tax Receivable Agreement. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments, if any, we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments from which to net against. The applicable U.S. federal income tax rules are complex and factual in nature, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, in certain circumstances, payments could be made under the Tax Receivable Agreement that are substantially greater than Flowco Holdings’ actual cash tax benefits.

We will have full responsibility for, and sole discretion over, all our tax matters, including the filing and amendment of all tax returns and claims for refund and defense of all tax contests, subject to certain participation and approval rights held by the TRA Participants’ representative. If the outcome of any challenge to all or part of the Basis Adjustments or other tax benefits we claim would reasonably be expected to adversely affect the rights and obligations of the TRA Participants in any material respect under the Tax Receivable Agreement, then we will not be permitted to settle such challenge without the consent (not to be unreasonably withheld or delayed) of the TRA Participants’ representative. The interests of the TRA Participants in any such challenge may differ from or conflict with our interests and your interests, and the TRA Participants may exercise their consent rights relating to any such challenge in a manner adverse to our interests and your interests.

The Tax Receivable Agreement is filed as an exhibit to this Annual Report on Form 10-K, and the foregoing description of the Tax Receivable Agreement is qualified in its entirety by reference thereto.

Prior LLC Agreement

Flowco LLC and the Original Equity Owners were parties to the Amended and Restated Limited Liability Company Agreement of Flowco LLC, dated as of June 20, 2024, which governed the business operations of Flowco LLC and defined the relative rights and privileges associated with the existing units of Flowco LLC. We refer to this agreement, as amended, as the Prior LLC Agreement. Under the Prior LLC Agreement, the board of managers of Flowco LLC had the sole and exclusive right and authority to manage and control the business and affairs of Flowco LLC, and the day-to-day business operations of Flowco LLC were overseen and implemented by officers of Flowco LLC. Each Original Equity Owner’s rights under the Prior LLC Agreement continued until the effective time of the Flowco LLC Agreement was adopted in connection with the Transactions, as described below, at which time the Continuing Equity Owners continued as members that hold LLC Interests with the respective rights thereunder.

Flowco LLC Agreement

In connection with the consummation of the Transactions, we and the Continuing Equity Owners entered into Flowco LLC’s Second Amended and Restated Limited Liability Company Agreement, which we refer to as the “Flowco LLC Agreement.”

Appointment as Managing Member. Under the Flowco LLC Agreement, we became a member and the sole manager of Flowco LLC. As the sole manager, we are able to control all of the day-to-day business affairs and decision-making of Flowco LLC without the approval of any other member. As such, we, through our officers and directors, are responsible for all operational and administrative decisions of Flowco LLC and daily management of Flowco LLC’s business.

Pursuant to the terms of the Flowco LLC Agreement, we cannot be removed or replaced as the sole manager of Flowco LLC except by our resignation, which may be given at any time by written notice to the members.

Compensation, Fees and Expenses. We are not entitled to compensation for our services as the manager of Flowco LLC. We are entitled to reimbursement by Flowco LLC for reasonable fees and expenses incurred on behalf of Flowco LLC, including all expenses associated with the Transactions, any subsequent offering of our Class A common stock, being a public company and maintaining our corporate existence. The Original Equity Owners are entitled to the reimbursement of certain reasonable expenses incurred in connection with the Transaction.

Distributions. The Flowco LLC Agreement will require “tax distributions,” as that term is used in the agreement to be made by Flowco LLC to its members on a pro rata basis, except to the extent such distributions, would render Flowco LLC insolvent or are otherwise prohibited by law, our Credit Agreement or any of our future debt agreements. Tax distributions will be made on a quarterly basis, to each member of Flowco LLC, including us, based on such member’s allocable share of the taxable income of Flowco LLC and an assumed tax rate that will be determined by us, as described below. For this purpose, Flowco Holdings’ allocable share of Flowco LLC’s taxable income shall be net of its share of taxable losses of Flowco LLC. The assumed tax rate for purposes of determining tax distributions from Flowco LLC to its members will be equal to the combined federal, state, and local statutory tax rate applicable to Flowco Holdings (taking into account the deductibility of state and local taxes for federal purposes to the extent deductible under the Internal Revenue Code). The Flowco LLC Agreement will also allow for “supplemental tax distributions,” as that term is used in the agreement, to its members on a pro rata basis, which will be calculated based on an assumed tax rate equal to the highest marginal combined U.S. federal, state and local income tax rate for a Fiscal Year. The Flowco LLC Agreement will also allow for cash distributions to be made by Flowco LLC (subject to our sole discretion as the sole manager of Flowco LLC) to its members on a pro rata basis out of “distributable cash,” as that term is defined in the agreement. We expect Flowco LLC may make distributions out of distributable cash periodically and as necessary to enable us to cover our operating expenses and other obligations, including our tax liability and obligations under the Tax Receivable Agreement, except to the extent such distributions would render Flowco LLC insolvent or are otherwise prohibited by law, our Credit Agreement or any of our future debt agreements.

Transfer Restrictions. The Flowco LLC Agreement generally does not permit transfers of LLC Interests by members, except for transfers to permitted transferees, transfers pursuant to the participation right described below and other limited exceptions. The Flowco LLC Agreement may impose additional restrictions on transfers (including redemptions described below with respect to each common unit) that are necessary or advisable so that Flowco LLC is not treated as a “publicly-traded partnership” for U.S. federal income tax purposes. In the event of a permitted transfer under the Flowco LLC Agreement, such member will be required to simultaneously transfer shares of

Class B common stock to such transferee equal to the number of LLC Interests that were transferred to such transferee in such permitted transfer.

The Flowco LLC Agreement provides that, in the event that a tender offer, share exchange offer, issuer bid, take-over bid, recapitalization or similar transaction with respect to our Class A common stock, each of which we refer to as a Pubco Offer, is approved by our Board of Directors or otherwise effected or to be effected with the consent or approval of our Board of Directors, each holder of LLC Interests shall be permitted to participate in such Pubco Offer by delivering a redemption notice, which shall be effective immediately prior to, and contingent upon, the consummation of such Pubco Offer. If a Pubco Offer is proposed by Flowco Holdings, then Flowco Holdings is required to use its reasonable best efforts expeditiously and in good faith to take all such actions and do all such things as are necessary or desirable to enable and permit the holders of such LLC Interests to participate in such Pubco Offer to the same extent as or on an economically equivalent basis with the holders of shares of Class A common stock, provided that in no event shall any holder of LLC Interests be entitled to receive aggregate consideration for each common unit that is greater than the consideration payable in respect of each share of Class A common stock pursuant to the Pubco Offer.

Recapitalization. The Flowco LLC Agreement recapitalized the units currently held by the existing members of Flowco LLC into a new single class of common units, which we refer to as LLC Interests. Each common unit entitled the holder to a pro-rata share of the net profits and net losses and distributions of Flowco LLC.

Maintenance of One-to-one Ratio between Shares of Class A Common Stock and LLC Interests Owned by the Company, and One-to-one Ratio between Shares of Class B Common Stock and LLC Interests Owned by Continuing Equity Owners. Except as otherwise determined by us, the Flowco LLC Agreement requires Flowco LLC to take all actions with respect to its LLC Interests, including issuances, reclassifications, distributions, divisions or recapitalizations, such that (i) we at all times maintain a ratio of one common unit owned by us, directly or indirectly, for each share of Class A common stock issued and outstanding, and (ii) Flowco LLC at all times maintains (a) a one-to-one ratio between the number of shares of Class A common stock issued and outstanding and the number of LLC Interests owned by us and (b) a one-to-one ratio between the number of shares of Class B common stock issued and outstanding and the number of LLC Interests owned by the Continuing Equity Owners and their permitted transferees, collectively. This ratio requirement disregards (i) shares of our Class A common stock under unvested options issued by us, (ii) treasury stock, and (iii) preferred stock or other debt or equity securities (including warrants, options or rights) issued by us that are convertible into or exercisable or exchangeable for shares of Class A common stock, except to the extent we have contributed the net proceeds from such other securities, including any exercise or purchase price payable upon conversion, exercise or exchange thereof, to the equity capital of Flowco LLC. If we issue, transfer or deliver from treasury stock or repurchase shares of Class A common stock in a transaction not contemplated by the Flowco LLC Agreement, we as manager of Flowco LLC have the authority to take all actions such that, after giving effect to all such issuances, transfers, deliveries or repurchases, the number of outstanding LLC Interests we own equals, on a one-for-one basis, the number of outstanding shares of Class A common stock. If we issue, transfer or deliver from treasury stock or repurchase or redeem any of our preferred stock in a transaction not contemplated by the Flowco LLC Agreement, we as manager have the authority to take all actions such that, after giving effect to all such issuances, transfers, deliveries repurchases or redemptions, we hold (in the case of any issuance, transfer or delivery) or cease to hold (in the case of any repurchase or redemption) equity interests in Flowco LLC which (in our good faith determination) are in the aggregate substantially equivalent to our preferred stock so issued, transferred, delivered, repurchased or redeemed. Flowco LLC is prohibited from undertaking any subdivision (by any split of units, distribution of units, reclassification, recapitalization or similar event) or combination (by reverse split of units, reclassification, recapitalization or similar event) of the LLC Interests that is not accompanied by an identical subdivision or combination of (i) our Class A common stock to maintain at all times a one-to-one ratio between the number of LLC Interests owned by us and the number of outstanding shares of our Class A common stock and (ii) our Class B common stock to maintain at all times a one-to-one ratio between the number of LLC Interests owned by the Continuing Equity Owners and their permitted transferees, collectively, and the number of outstanding shares of our Class B common stock, as applicable, in each case, subject to exceptions.

Issuance of LLC Interests upon Exercise of Options or Issuance of Other Equity Compensation. Upon the exercise of options issued by us (as opposed to options issued by Flowco LLC), or the issuance of other types of equity compensation by us (such as the issuance of restricted or non-restricted stock, payment of bonuses in stock or settlement of stock appreciation rights in stock), we have the right to acquire from Flowco LLC a number of LLC Interests equal to the number of our shares of Class A common stock being issued in connection with the exercise of such options or issuance of other types of equity compensation. When we issue shares of Class A common stock in settlement of stock options granted to persons that are not officers or employees of Flowco LLC or its subsidiaries, we will make, or be deemed to make, a capital contribution in Flowco LLC equal to the aggregate value of such shares of Class A common stock and Flowco LLC will issue to us a number of LLC Interests equal to the number of shares we issued. When we issue shares of Class A common stock in settlement of stock options granted to persons that are officers or employees of Flowco LLC or its subsidiaries, then we will be deemed to have sold directly to the person exercising such award a portion of the value of each share of Class A common stock equal to the exercise price per share, and we will be deemed to have sold directly to Flowco LLC (or the applicable subsidiary of Flowco LLC) the difference between the exercise price and market price per share for each such share of Class A common stock. In cases where we grant other types of equity compensation to employees of Flowco LLC or its subsidiaries, on each applicable vesting date we will be deemed to have sold to Flowco LLC (or such subsidiary) the number of vested shares at a price equal to the market price per share, Flowco LLC (or such subsidiary) will deliver the shares to the applicable person, and we will be deemed to have made a capital contribution in

Flowco LLC equal to the purchase price for such shares in exchange for an equal number of LLC Interests.

Dissolution. The Flowco LLC Agreement provides that the consent of Flowco Holdings, as the managing member of Flowco LLC, and members holding a majority of the voting units is required to voluntarily dissolve Flowco LLC. In addition to a voluntary dissolution, Flowco LLC will be dissolved upon the entry of a decree of judicial dissolution or other circumstances in accordance with Delaware law. Upon a dissolution event, the proceeds of a liquidation will be distributed in the following order: (i) first, to pay the expenses of winding up Flowco LLC; (ii) second, to pay debts and liabilities owed to creditors of Flowco LLC, other than members; and (iii) third, to the members pro-rata in accordance with their respective percentage ownership interests in Flowco LLC (as determined based on the number of LLC Interests held by a member relative to the aggregate number of all outstanding LLC Interests).

Confidentiality. We, as manager, and each member agree to maintain the confidentiality of Flowco LLC’s confidential information. This obligation excludes information independently obtained or developed by the members, information that is in the public domain or otherwise disclosed to a member, in either such case not in violation of a confidentiality obligation of the Flowco LLC Agreement or approved for release by written authorization of the certain designated officers of either Flowco Holdings or Flowco LLC.

Indemnification. The Flowco LLC Agreement provides for indemnification of the manager, members and officers of Flowco LLC and their respective subsidiaries or affiliates.

Common Unit Redemption Right. The Flowco LLC Agreement provides a redemption right to the Continuing Equity Owners which will entitle them to have their LLC Interests redeemed for, at our election (as determined by at least two of our independent directors (within the meaning of the rules of the NYSE)), newly-issued shares of our Class A common stock on a one-for-one basis or, to the extent there is cash available from a secondary offering, a cash payment equal to a volume weighted average market price of one share of Class A common stock for each LLC interest so redeemed, in each case in accordance with the terms of the Flowco LLC Agreement; provided that, at our election, we may effect a direct exchange by Flowco Holdings of such Class A common stock or such cash, as applicable, for such LLC Interests. The Continuing Equity Owners may exercise such redemption right, subject to certain exceptions and reasonable timing procedures, for as long as their LLC Interests remain outstanding. In connection with the exercise of the redemption or exchange of LLC Interests (i) the Continuing Equity Owners will be required to surrender a number of shares of our Class B common stock registered in the name of such redeeming or exchanging Continuing Equity Owner, and therefore, will be transferred to the Company and will be canceled for no consideration on a one-for-one basis with the number of LLC Interests so redeemed or exchanged and (ii) all redeeming members will surrender LLC Interests to Flowco LLC for cancellation.

Each Continuing Equity Owner’s redemption rights will be subject to certain customary limitations, including the expiration of any contractual lock-up period relating to the shares of our Class A common stock that may be applicable to such Continuing Equity Owner and the absence of any liens or encumbrances on such LLC Interests redeemed. Additionally, in the case we elect a cash settlement, such Continuing Equity Owner may rescind its redemption request within a specified period of time. Moreover, in the case of a settlement in Class A common stock, such redemption may be conditioned on the closing of an underwritten distribution of the shares of Class A common stock that may be issued in connection with such proposed redemption. In the case of a settlement in Class A common stock, such Continuing Equity Owner may also revoke or delay its redemption request if the following conditions exist: (i) any registration statement pursuant to which the resale of the Class A common stock to be registered for such Continuing Equity Owner at or immediately following the consummation of the redemption shall have ceased to be effective pursuant to any action or inaction by the SEC or no such resale registration statement has yet become effective; (ii) we failed to cause any related prospectus to be supplemented by any required prospectus supplement necessary to effect such redemption; (iii) we exercised our right to defer, delay or suspend the filing or effectiveness of a registration statement and such deferral, delay or suspension shall affect the ability of such Continuing Equity Owner to have its Class A common stock registered at or immediately following the consummation of the redemption; (iv) such Continuing Equity Owner is in possession of any material non-public information concerning us, the receipt of which results in such Continuing Equity Owner being prohibited or restricted from selling Class A common stock at or immediately following the redemption without disclosure of such information (and we do not permit disclosure); (v) any stop order relating to the registration statement pursuant to which the Class A common stock was to be registered by such Continuing Equity Owner at or immediately following the redemption shall have been issued by the SEC; (vi) there shall have occurred a material disruption in the securities markets generally or in the market or markets in which the Class A common stock is then traded; (vii) there shall be in effect an injunction, a restraining order or a decree of any nature of any governmental entity that restrains or prohibits the redemption; (viii) we shall have failed to comply in all material respects with our obligations under the Registration Rights Agreement, and such failure shall have affected the ability of such Continuing Equity Owner to consummate the resale of the Class A common stock to be received upon such redemption pursuant to an effective registration statement; or (ix) the redemption date would occur three business days or less prior to, or during, a black-out period.

The Flowco LLC Agreement requires that in the case of a redemption by a Continuing Equity Owner we contribute cash or shares of our Class A common stock, as applicable, to Flowco LLC in exchange for an amount of newly-issued LLC Interests that will be issued to us equal to the number of LLC Interests redeemed from the Continuing Equity Owner. Flowco LLC will then distribute the cash or shares of our Class A common stock, as applicable, to such Continuing Equity Owner to complete the redemption. In the event of an election by a Continuing Equity Owner, we may, at our option, effect a direct exchange by Flowco Holdings of cash or our Class A common stock, as applicable, for such LLC Interests in lieu of such a redemption. Whether by redemption or exchange, we are obligated to ensure that at all times the number of LLC Interests that we own equals the number of our outstanding shares of Class A common stock (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).

Amendments. In addition to certain other requirements, our consent, as manager, and the consent of members holding a majority of the LLC Interests then outstanding and entitled to vote (excluding LLC Interests held directly or indirectly by us) will generally be required to amend or modify the Flowco LLC Agreement.

Company Redemption Right. The Flowco LLC Agreement provides that we have the right under certain circumstances to cause a mandatory redemption or exchange of all outstanding LLC Interests (other than the LLC Interests we own). In addition, under certain circumstances, we have the right to cause a mandatory redemption or exchange of all outstanding LLC Interests held by any Continuing Equity Owner that holds less than 1% of the LLC Interests then outstanding (excluding LLC Interests we directly or indirectly hold).

Stockholders Agreement

Under the Stockholders Agreement, (i) GEC has the right to designate two (2) of our directors, or the “GEC Directors,” for as long as GEC and its affiliates (the “GEC Affiliates”) beneficially own, directly or indirectly, in the aggregate at least 20% of our issued and outstanding Class A common stock (assuming that all outstanding LLC Interests in Flowco LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis) (our “Deemed Outstanding Class A Shares”) and if at any time the GEC Affiliates beneficially own, directly or indirectly, in the aggregate less than 20% and at least 10% of our Deemed Outstanding Class A Shares, GEC has the right to designate one (1) of our directors, and (ii) White Deer has the right to designate one (1) of our directors, or the “White Deer Director,” which is the White Deer Director for as long as White Deer beneficially owns, directly or indirectly, in the aggregate, at least 10% of our Deemed Outstanding Class A Shares. The current directors are Jonathan B. Fairbanks and Alexander Chmelev, as the GEC Directors, Ben A. Guill, as the White Deer Director, Joseph R. Edwards, our CEO, and three independent directors mutually agreed by GEC and White Deer.

After the IPO, (i) for so long as the GEC Affiliates beneficially own, directly or indirectly, in the aggregate at least 30% of our Deemed Outstanding Class A Shares, GEC will be entitled to designate for nomination by the Board of Directors in any applicable election, that number of individuals who satisfy specified NYSE and SEC independent requirements (the “Independence Requirements”), which, assuming all such individuals are successfully elected to the board, when taken together with any incumbent independent director initially designated at the closing of this offering or subsequently designated for nomination by GEC (an “Independent Director”) not standing for election in such election, would result in there being at least three (3) Independent Directors on the Board (and to designate for nomination by the Board in any applicable election any other directors intended to qualify as Independent Directors), and (ii) if at any time, the GEC Affiliates beneficially own, directly or indirectly, in the aggregate less than 30% but at least 20% of the Deemed Outstanding Class A Shares, GEC became entitled to designate for nomination by the Board in any applicable election that number of individuals who each satisfy the Independence Requirements, which, assuming all such individuals are successfully elected to the Board, when taken together with any incumbent Independent Director not standing for election in such election, would result in there being two (2) Independent Director serving on the Board. Individuals designated by GEC as Independent Directors do not count against the number of GEC Directors that may be designated. GEC is not entitled to designate any individuals as Independent Directors if at any time the GEC Affiliates beneficially own, directly or indirectly, less than 20% of the Deemed Outstanding Class A Shares.

Each of GEC, White Deer, and affiliates party to the Stockholders Agreement, and their permitted transferees, also agreed to vote, or caused to vote, all of their outstanding shares of our Class A common stock and Class B common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the GEC Directors and White Deer Director. Additionally, pursuant to the Stockholders Agreement, we shall take all commercially reasonable actions to cause (i) the Board of Directors to be comprised of at least seven (7) and not more than eight (8) directors or such other number of directors as our Board of Directors may determine; (ii) the individuals designated in accordance with the terms of the Stockholders Agreement to be included in the slate of nominees to be elected to the Board of Directors at the next annual or special meeting of our stockholders at which directors are to be elected and at each annual meeting of our stockholders thereafter at which a director’s term expires; and (iii) the individuals designated in accordance with the terms of the Stockholders Agreement to fill the applicable vacancies on the Board of Directors. The Stockholders Agreement allows for the Board of Directors to reject the nomination, appointment or election of a particular director if such nomination, appointment or election would constitute a breach of the Board of Directors’ fiduciary duties to our stockholders or does not otherwise comply with any requirements of our amended and restated certificate of incorporation or our amended and restated bylaws or the charter for, or related guidelines of, the Board of Directors’ nominating and corporate governance committee. Jonathan B. Fairbanks serves as the initial Chairperson of the Board for his initial term (or for such longer period as GEC Affiliates beneficially own at least 10% of the Deemed Outstanding Class A Shares), after which the Chairperson of the Board shall be determined in accordance with the Stockholders Agreement and our bylaws. For so long as GEC Affiliates beneficially own, at least 20% of the Deemed Outstanding Class A Shares, with respect to any committee of directors established by the Board, the Stockholders Agreement provides that we will cause each Board committee to include (and the Board to designate to such committee), one GEC Director (or, in the absence of such inclusion, to require the inclusion of an Independent Director specified by GEC) on any committee, subject to such person meeting applicable requirements for service on such committee under applicable NYSE and SEC rules. See “Management—Composition of our Board of Directors.”

In addition, the Stockholders Agreement provides that we do not take, and do not cause our subsidiaries not to take, certain actions (whether by merger, consolidation or otherwise) without the prior written approval of GEC, for as long as GEC Affiliates beneficially own, directly or indirectly, in the aggregate 10% or more of the Deemed Outstanding Class A Shares, and White Deer, for as long as White Deer Affiliates beneficially own, directly or indirectly, in the aggregate 10% or more of the Deemed Outstanding Class A Shares, including:

•
the reorganization, recapitalization, voluntary bankruptcy, liquidation, dissolution or winding-up of Flowco Holdings, Flowco LLC or any of their respective subsidiaries;
•
the (i) resignation, replacement or removal of Flowco Holdings as the sole manager of Flowco LLC or (ii) appointment of any additional person as a manager of Flowco LLC;
•
the creation of a new class or series of capital stock or equity securities of Flowco Holdings, Flowco LLC or any of their respective subsidiaries;
•
any amendment or modification of the organizational documents of Flowco Holdings (other than in connection with a merger or acquisition in which Class A common stock is exchanged for cash and/or marketable securities of another entity listed on a national stock exchange);
•
any increase or decrease of the size of the Board below seven (7) or above eight (8);
•
any material change to the primary nature of Flowco Holdings’ and its subsidiaries’ business; or
•
any agreement, authorization or commitment to do any of the foregoing.

The Stockholders Agreement also provides for an observer right to a GEC-designated individual based on continued ownership by former members of Flowco Production Solutions, L.L.C. The Stockholders Agreement will terminate upon the earlier to occur of (i) each of the GEC parties and White Deer parties cease to beneficially own, directly and indirectly, any shares of our Class A common stock or Class B common stock or (ii) by unanimous consent of us, GEC and White Deer.

Registration Rights Agreement

We entered into a Registration Rights Agreement with the Continuing Equity Owners and the Blocker Shareholders in connection with the IPO. The Registration Rights Agreement provides that we agree to use our reasonable best efforts to file, on or prior to the first business day that is at least 181 days following the consummation of our initial public offering, a registration statement registering the sale of our Class A common stock issuable to or held by the Continuing Equity Owners and the Blocker Shareholders and to use our reasonable best efforts to have such registration statement declared effective as a promptly as reasonably practicable thereafter. We will also thereafter be required to maintain an effective registration statement or to cause the registration statement to regain effectiveness in the event that it ceases to be effective. Certain of the Continuing Equity Holders and Blocker Shareholders will be entitled to initiate underwritten offerings, subject to certain customary limitations. The Registration Rights Agreement will also provide for customary “piggyback” registration rights for all parties to the agreement.

Current Employment Agreements

During October and November 2024, we entered into employment agreements with each of our named executive officers and certain other executive officers (the “Current Employment Agreements”). The material terms of the New Employment Agreements for Joseph R. Edwards, John Gatlin, Jonathan W. Byers, Chad Roberts, Mims Talton and Joel Lambert are summarized within “Item 11. Executive Compensation - Current Employment Agreements.”

Reserved Share Program

As part of the IPO, an affiliate of J.P. Morgan Securities LLC, a participating underwriter, sold 753,500 shares of Class A common stock at the IPO price of $24.00 to certain of our directors, officers and employees, business associates and related persons.

Director and Officer Indemnification and Insurance
We have entered into separate indemnification agreements with each of our directors and executive officers. We have also purchased directors’ and officers’ liability insurance.

Our Policy Regarding Related Party Transactions

Our Board of Directors adopted a written related person transaction policy, effective at the IPO, setting forth the policies and procedures for the review and approval or ratification by our Audit Committee of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 in any fiscal year and a related person had, has or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. All of the transactions described in this section occurred prior to the adoption of this policy.

Item 14. Principal Accounting Fees and Services

The following table summarizes the fees, including out-of-pocket costs, of PwC our independent registered public accounting firm for the year ended December 31, 2024, billed to us in the last fiscal year for audit services and other services. PwC was the independent registered public accounting firm of Estis, our Predecessor and continued as our independent registered public accounting firm as of December 31, 2024.

Fee Category	2024	2023
Audit fees	$4,207	$937
Audit-related fees	—	—
Tax fees	1,960	306
All other fees	—	—
Total	$6,167	$1,243

Audit Fees

Audit fees consist of the aggregate fees invoiced or expected to be invoiced for the audit of our consolidated financial statements, the review of the unaudited interim financial statements included in our Registration Statement in connection with our IPO, and other professional services provided in connection with statutory and regulatory filings or engagements, including comfort letters, consents, assistance with and review of documents filed with the SEC, and other attest services that generally only an independent auditor can provide.

Audit-Related Fees

Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees, such as due diligence related to mergers and acquisitions, benefit plan audits, internal control reviews, etc. There were no audit-related fees incurred in 2024.

Tax Fees

Tax fees consist of fees for tax compliance, tax advice, and tax planning.

All Other Fees

All other fees include products or services provided by our principal accountant, other than services reported in audit fees, audit-related fees, and tax fees. There were no other fees incurred in 2024.

Audit Committee Pre-Approval Policy and Procedures

Our Audit Committee has adopted a pre-approval policy, pursuant to its policy, the Audit Committee may pre-approve audit and permissible non-audit and tax services provided to the Company by its independent auditor, except where pre-approval is not required because such non-audit services are de minimis under the rules of the SEC, in which case subsequent approval may be obtained. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to pre-approve audit and permissible non-audit services, provided such pre-approval decision is presented to the full Audit Committee at its scheduled meetings.

Item 15. Exhibits and Financial Statements Schedules

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

(a)(1) Financial Statements.

The consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. of this Annual Report. Reference is made to the accompanying Index to the Consolidated Financial Statements.

(a)(2) Financial Statements Schedule.

All other schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the Notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10‑K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Contribution Agreement, dated as of June 20, 2024, by and among Flowco MergeCo LLC, GEC Estis Holdings LLC, Flowco Production Solutions, L.L.C. and Flogistix Holdings, LLC	S-1	2.1	01-13-2025
3.1	Amended and Restated Certificate of Incorporation of Flowco Holdings Inc.	S-8	4.1	01-17-2025
3.2	Amended and Restated Bylaws of Flowco Holdings Inc.	S-8	4.2	01-17-2025
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1	4.1	01-13-2025
4.2*	Description of Securities of the Registrant
10.1	Second Amended and Restated Credit Agreement, dated as of August 20, 2024, by and among, Flowco MasterCo LLC, Flowco Productions LLC, Estis Intermediate Holdings, LLC, Flogistix Intermediate Holdings, LLC, as borrowers, the Loan Parties named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent, and the Joint Bookrunner and Joint Lead Arrangers named therein	S-1	10.6	01-13-2025
10.2	First Amendment to Second Amended and Restated Credit Agreement, dated as of November 27, 2024	S-1	10.15	01-13-2025
10.3	Master Reorganization Agreement, dated January 15, 2025, by and among the by and among the Company, Flowco MergeCo LLC, GEC Estis Holding LLC, Flowco Production Solutions, L.L.C., Flogistix Holdings LLC, each Blocker	8-K	10.1	01-21-2025

	Merger Sub, each Blocker Entity and each Blocker Entity Shareholder.
10.4	Tax Receivable Agreement, dated January 17, 2025, by and among the Company, Flowco MergeCo LLC and each of the undersigned parties identified therein	8-K	10.2	01-21-2025
10.5	Registration Rights Agreement, dated January 17, 2025, by and among Flowco Holdings Inc. and each other person identified on the schedule of investors attached thereto	8-K	10.3	01-21-2025
10.6	Second Amended and Restated Limited Liability Company Agreement of Flowco MergeCo LLC, dated January 17, 2025	8-K	10.4	01-21-2025
10.7	Stockholders Agreement, dated January 17, 2025, by and among Flowco Holdings Inc. and the persons and entities listed on the schedules attached thereto	8-K	10.5	01-21-2025
10.8#	Executive Employment Agreement by and between Joe Bob Edwards and Flowco MasterCo LLC, dated as of November 1, 2024.	S-1	10.9	01-13-2025
10.9#	Executive Employment Agreement by and between Jonathan W. Byers and Flowco MasterCo LLC, dated as of October 14, 2024.	S-1	10.10	01-13-2025
10.10#	Executive Employment Agreement by and between Chad Roberts and Flowco MasterCo LLC, dated as of October 29, 2024.	S-1	10.11	01-13-2025
10.11#	Executive Employment Agreement by and between Mims Talton and Flowco MasterCo LLC, dated as of October 29, 2024.	S-1	10.12	01-13-2025
10.12#	Executive Employment Agreement by and between John Gatlin and Flowco MasterCo LLC, dated as of November 26, 2024.	S-1	10.13	01-13-2025
10.13#	Executive Employment Agreement by and between Joel Lambert and Flowco MasterCo LLC, dated as of December 6, 2024	S-1	10.16	01-13-2025
10.14#	Flowco Holdings Inc. 2025 Equity and Incentive Plan	S-8	10.1	01-17-2025
10.15#	Form of Restricted Stock Unit Award Agreement (Employee)	S-1	10.8	01-13-2025
10.16#	Form of Restricted Stock Unit Award Agreement (Non-Employee Director)	S-1	10.14	01-13-2025
10.17	Form of Indemnification Agreement	S-1	10.5	01-13-2025
10.18*	Omnibus Agreement, dated as of March 17, 2025, by and among Flowco Holdings Inc., Flowco MergeCo LLC, and the other parties thereto
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries of Flowco Holdings Inc.
23.1*	Consent of Independent Registered Public Accounting Firm, as to Flowco Holdings Inc.
23.2*	Consent of Independent Registered Public Accounting Firm, as to Flowco MergeCo LLC
24.1*	Power of Attorney (included on the signatures page of this Annual Report on Form 10-K)

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer
97.1*	Policy on Recoupment of Incentive Compensation

* Filed herewith

** Furnished herewith

# Indicates management contract or compensatory plan

+ Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10)(iv). Flowco agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flowco Holdings Inc.

Date: March 19, 2025	By: /s/ Joseph R. Edwards
Joseph R. Edwards
Chief Executive Officer and President

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph R. Edwards and Jonathan W. Byers, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph R. Edwards	Chief Executive Officer and President; Director (Principal Executive Officer)	March 19, 2025
Joseph R. Edwards

/s/ Jonathan W. Byers	Chief Financial Officer (Principal Financial Officer)	March 19, 2025
Jonathan W. Byers

/s/ Jim Merrill	Controller (Principal Accounting Officer)	March 19, 2025
Jim Merrill

/s/ Alexander Chmelev	Director	March 19, 2025
Alexander Chmelev

/s/ Jonathan B. Fairbanks	Director	March 19, 2025
Jonathan B. Fairbanks

/s/ Ben A. Guill	Director	March 19, 2025
Ben A. Guill

Name	Title	Date

/s/ Paul W. Hobby	Director	March 19, 2025
Paul W. Hobby

/s/ Cynthia L. Walker	Director	March 19, 2025
Cynthia L. Walker

/s/ William H. White	Director	March 19, 2025
William H. White