Form 10-Q
period 2025-03-31
Flowco Holdings Inc.
filed 2025-05-13
CIK 2035149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-42477

Flowco Holdings Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	99-4382473
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1300 Post Oak Blvd., Suite 450 Houston, TX	77056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 997-4877

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	FLOC	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 13, 2025, the number of shares of the registrant’s Class A common stock outstanding was approximately 25,729,432, and the number of shares of the registrant’s Class B common stock outstanding was approximately 64,823,042.

1

BASIS OF PRESENTATION

Certain Definitions

The following is a listing of certain abbreviations, acronyms, and other industry terminology that may be used throughout this Quarterly Report on Form 10-Q (“Quarterly Report”):

•
“2024 Business Combination” refers to the acquisition by Flowco LLC, on June 20, 2024, of 100% of the membership interests of each of Estis Intermediate, Flowco Productions and Flogistix Intermediate, as described more fully in “Part 1. Item 1. Business – Recent Developments – 2024 Business Combination” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”).
•
“Blocker Companies” refer to (i) WD Thunder CV Parallel Blocker LP, (ii) WDE Flogistix Upper TE, LLC, (iii) WDE Flogistix Upper FI, LLC, (iv) GEC III-GI FPS Blocker Corp. and (v) GEC III-GI Estis Blocker Corp.
•
“Blocker Shareholders” refer to the owners of the Blocker Companies prior to the Transactions, who exchanged their interests in the Blocker Companies for shares of our Class A common stock ("Class A common stock") in connection with the consummation of the Transactions.
•
“Continuing Equity Owners” refer collectively to holders of LLC Interests and our Class B common stock ("Class B common stock") immediately following consummation of the Transaction, including certain executive officers, employees and other minority investors and their respective permitted transferees who may exchange at each of their respective options, in whole or in part from time to time, their LLC Interests (along with an equal number of shares of Class B common stock (and such shares will be immediately cancelled)) for, at our election, cash or newly-issued shares of our Class A common stock as described under Part III, Item 13. Certain Relationships and Related Transactions and Director Independence – Flowco LLC Agreement of our Annual Report.
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
•
“Flogistix Intermediate” means Flogistix Intermediate Holdings, LLC, a Delaware limited liability company.
•
“Flogistix Member” means Flogistix Holdings, LLC, as an Original Equity Owner following the 2024 Business Combination.
•
“Flowco Holdings” or "Company" refers to Flowco Holdings Inc., a Delaware corporation. Flowco Holdings was formed on July 25, 2024, and was the issuer of the Class A common stock offered and sold in the IPO.

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
•
“Tax Receivable Agreement” refers to the Tax Receivable Agreement entered into by and among Flowco Holdings, Flowco LLC and the Continuing Equity Owners in connection with the IPO, pursuant to which, among other things, Flowco Holdings is required to pay to each Continuing Equity Owner 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of the tax benefits provided by Basis Adjustments, Section 704(c) Allocations, and certain other tax benefits (such as interest deductions) covered by the Tax Receivable Agreement as described in Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence – Tax Receivable Agreement of our Annual Report.

•
“Transactions” refers to the organizational transactions described in “The Transactions” below in Part I of this Quarterly Report and the IPO, and the application of the net proceeds therefrom.
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
•
“White Deer” means White Deer Management LLC, a Delaware limited liability company.
•
“White Deer Affiliates” means White Deer and its affiliates.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are neither historical facts nor assurances of future performance and may include words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “goal”, “intend”, “likely”, “may”, “plan”, “project”, “strategy” and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part 1, Item 1A, Risk Factors of our Annual Report.

About this Quarterly Report

This Quarterly Report includes certain historical consolidated financial and other data for Flowco MergeCo LLC. (“Flowco LLC”), including its predecessor and subsidiaries. Flowco Holdings Inc. (“Flowco Holdings”) was formed to serve as the issuer in the IPO, which was consummated on January 15, 2025. Concurrent with the completion of the IPO, Flowco Holdings became the new parent holding company of Flowco LLC and its subsidiaries. As Flowco Holdings did not have any previous operations prior to the IPO, Flowco LLC is viewed as the accounting predecessor of Flowco Holdings. On June 20, 2024, Flowco LLC consummated the 2024 Business Combination through the acquisition of 100% of membership interests of each Estis Intermediate, Flowco Productions and Flogistix Intermediate (“Merging Entities”). A description of the 2024 Business Combination was included in the final prospectus, filed with the SEC on January 15, 2025, pursuant to Rule 424(b)(4) relating to our Registration Statement (the “Final Prospectus”) and is also described more fully in “Part 1. Item 1. Business – Recent Developments – 2024 Business Combination” and elsewhere in our Annual Report. As a result of the 2024 Business Combination, Estis was determined to be the accounting acquirer and predecessor to Flowco LLC, and consequently, to Flowco Holdings. The historical financial information of Flowco LLC prior to the 2024 Business Combination was not presented as Flowco LLC was determined to lack commercial substance for not having engaged in any prior business activities. Therefore, all historical financial information of Flowco LLC prior to June 20, 2024, reflects the historical financial information of Estis as the accounting predecessor. All historical financial information subsequent to June 20, 2024, reflects the combined historical information of the Merging Entities.

Certain monetary amounts, percentages, and other figures included in this Quarterly Report have been subject to rounding adjustments. Percentage amounts included in this Quarterly Report have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Quarterly Report may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Quarterly Report. Certain other amounts that appear in this Quarterly Report may not sum due to rounding.

The Transactions

Flowco Holdings, formed as a Delaware corporation on July 25, 2024, is a holding company, and its principal asset consists of LLC Interests in Flowco LLC. Prior to the IPO, all of our business operations were conducted through Flowco LLC, and the Original Equity Owners were the only members of Flowco LLC.

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
•
we used the net proceeds from the IPO to purchase 20,470,000 newly issued LLC Interests directly from Flowco LLC at a price per unit equal to the IPO price;
•
Flowco LLC used the net proceeds from the sale of LLC Interests to Flowco Holdings (i) to redeem approximately $20.9 million of Flowco LLC interests from certain non-affiliate holders and (ii) with respect to the remainder, repay indebtedness under our Credit Agreement as described under Part III, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Part III, Item 13. Certain Relationship and Related Transactions, and Director Independence of our Annual Report; and
•
Flowco Holdings entered into (i) the Stockholder Agreement with GEC, White Deer and certain of their affiliates; (ii) the Registration Rights Agreement with the Continuing Equity Owners and Blocker Shareholders; and (iii) the Tax Receivable Agreement with Flowco LLC and each of the TRA Participants (as defined below). Following the IPO, it was determined that certain allocations of Class A common stock, and of a corresponding number of Class B common stock and LLC Interests, in connection with certain reorganization transactions were made in error. Flowco Holdings, Flowco LLC and the applicable members of Flowco LLC entered into an Omnibus Agreement to correct such errors through (i) a rescission of 1,057,629 LLC Interests and corresponding number of shares of Class B common stock previously issued to a White Deer Affiliate and (ii) the issuance of 1,057,629 LLC Interests to Flowco Holdings, and the issuance of 1,057,629 shares of Class A common stock to White Deer Affiliates. The outstanding shares and LLC Interests described herein give effect to the corrections set forth in the Omnibus Agreement. For a description of the terms of the Stockholder Agreement, Registration Rights Agreement, and the Tax Receivable Agreement, see Part III, Item 13. Certain Relationship and Related Transactions, and Director Independence of our Annual Report.

Post-IPO Organizational Structure

Described below are the details of our organizational structure following the IPO:

•
Flowco Holdings is a holding company, and its principal asset consists of LLC Interests it acquired directly from Flowco LLC and indirectly from the Blocker Shareholders;
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

As the sole managing member of Flowco LLC, we operate and control all of the business and affairs of Flowco LLC and, through Flowco LLC and its direct and indirect subsidiaries, conduct our business. Following the IPO, we have a minority economic interest in Flowco LLC but control the management of Flowco LLC as its sole managing member.

As a result, we consolidate Flowco LLC and record a significant non-controlling interest in a consolidated entity in our consolidated financial statements for the economic interest in Flowco LLC held by the Continuing Equity Owners.

Up-C Structure and Tax Receivable Agreements

Our corporate structure following the IPO is commonly referred to as an umbrella partnership-C corporation (“Up-C”) structure, which is often used by partnerships and limited liability companies when they undertake an initial public offering of their business. The Up-C structure allows the Tax Receivable Agreements Participants (“TRA Participants”) to retain their equity ownership in Flowco LLC and to continue to realize tax benefits associated with owning interests in an equity that is treated as a partnership, or “flow-through” entity, for United States (U.S.) federal income tax purposes. Investors in and after the IPO, by contrast, hold their equity ownership in our Company, a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, in the form of shares of Class A common stock. One of the tax benefits to the TRA Participants associated with this structure is that future taxable income of Flowco LLC that is allocated to the TRA Participants will be taxed on a flow-through basis and, therefore, will not be subject to corporate taxes at the entity level. The Up-C structure also provides the TRA Participants with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded. The TRA Participants and Flowco Holdings also expect to benefit from the Up-C structure as a result of certain cash tax savings arising from redemptions or exchanges of the TRA Participants’ LLC Interests for Class A common stock or cash, and certain other tax benefits covered by the Tax Receivable Agreement discussed under Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence – Tax Receivable Agreement and Part I, Item 1A. Risk Factors – Risk Factors Related to our Organizational Structure of our Annual Report. In general, the TRA Participants expect to receive payments under the Tax Receivable Agreement of 85% of the amount of certain tax benefits, and Flowco Holdings expects to benefit in the form of cash tax savings in amounts equal to 15% of certain tax benefits. Any payments made by us to the TRA Participants under the Tax Receivable Agreement will reduce cash otherwise arising from such tax savings. We expect such payments will be substantial. As described below under Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence-Tax Receivable Agreement of our Annual Report, prior to the completion of the IPO, we entered into the Tax Receivable Agreement with Flowco LLC and the TRA Participants that provides for the payment by Flowco Holdings to the TRA Participants of 85% of the amount of tax benefits, if any, that Flowco Holdings actually realizes (or in some circumstances is deemed to realize) as a result of (i) Basis Adjustments, (ii) Section 704(c) Allocations, and (iii) certain tax benefits (such as interest deductions) arising from payments made under the Tax Receivable Agreement.

Redemption Rights of Holders of LLC Interests

The Continuing Equity Owners may, subject to certain exceptions, from time to time at each of their options require Flowco LLC to redeem all or a portion of their LLC Interests in exchange for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of our Class A common stock for each LLC Interest redeemed, in each case, in accordance with the terms of the Flowco LLC Agreement; provided that, at our election, we may effect a direct exchange by Flowco Holdings of such Class A common stock or such cash, as applicable, for such LLC Interests. The Continuing Equity Owners may, subject to certain exceptions, exercise such redemption right for as long as their LLC Interests remain outstanding. See Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence – IPO and Reorganization Transactions of our Annual Report. Simultaneously with the payment of cash or shares of Class A common stock, as applicable, in connection with a redemption or exchange of LLC Interests pursuant to the terms of the Flowco LLC Agreement, a number of shares of our Class B common stock registered in the name of the redeeming or exchanging Continuing Equity Owner will automatically be transferred to us and will be cancelled for no consideration on a one-for-one basis with the number of LLC Interests redeemed or exchanged.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Remainder of this page intentionally left blank.

Flowco Holdings Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	As of
	March 31, 2025	December 31, 2024
	(in thousands except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$687	$4,615
Accounts receivable, net of allowances for credit losses of $1,306 and $1,169, respectively (Note 9)	134,301	120,353
Inventory	156,956	151,179
Prepaid expenses and other current assets	5,004	9,982
Total current assets	296,948	286,129
Property, plant and equipment, net	706,812	702,616
Operating lease right-of-use assets	18,065	19,480
Finance lease right-of-use assets	23,077	21,871
Intangible assets, net (Note 8)	294,724	302,522
Goodwill (Note 8)	249,692	249,692
Deferred tax asset	10,173	—
Other assets	6,319	6,639
Total assets	$1,605,810	$1,588,949

Liabilities, redeemable non-controlling interests and stockholders'/members' equity (deficit)
Current liabilities:
Accounts payable	$31,722	$31,321
Accrued expenses	27,132	33,829
Current portion of operating lease obligations	7,530	6,809
Current portion of finance lease obligations	12,162	7,837
Deferred revenue	7,578	8,002
Total current liabilities	86,124	87,798
Long-term liabilities:
Long-term debt, net	181,014	635,916
Tax receivable agreement liability	12,484	—
Operating lease obligations, net of current portion	10,672	12,739
Finance lease obligations, net of current portion	9,934	13,389
Total long-term liabilities	214,104	662,044
Total liabilities	300,228	749,842
Commitments and contingencies (Note 16)
Redeemable non-controlling interests	1,675,676	—
Members' equity:
Members' equity	—	839,107
Total members' equity	—	839,107
Stockholders' equity (deficit):
Class A common stock, $0.0001 par value – 300,000,000 shares authorized; 25,721,620 shares issued and outstanding as of March 31, 2025; no such shares authorized, issued or outstanding as of December 31, 2024.	3	—
Class B common stock, $0.0001 par value – 150,000,000 shares authorized; 64,823,042 shares issued and outstanding as of March 31, 2025; no such shares authorized, issued or outstanding as of December 31, 2024.	6	—
Additional paid-in capital	—	—
Retained earnings (deficit)	(370,103)	—
Total stockholders' equity (deficit) to Flowco Holdings Inc.	(370,094)	—
Total liabilities, redeemable non-controlling interests and members'/stockholders' equity (deficit)	$1,605,810	$1,588,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flowco Holdings Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2025	2024
	(in thousands except share and per share amounts)
Revenues:
Rentals	$97,296	$46,163
Sales	95,054	20,549
Total revenues	192,350	66,712
Operating expenses:
Cost of rentals (exclusive of depreciation and amortization disclosed separately below)	26,851	10,975
Cost of sales (exclusive of depreciation and amortization disclosed separately below)	65,566	16,933
Selling, general and administrative expenses	30,534	4,476
Depreciation and amortization	34,119	11,712
(Gain) loss on sale of equipment	(45)	389
Income from operations	35,325	22,227
Other expenses:
Interest expenses	(5,365)	(4,807)
Other expenses, net	(267)	(102)
Total other expenses	(5,632)	(4,909)
Income before provision for income taxes	29,693	17,318
Provision for income taxes	(2,648)	(133)
Net income	27,045	$17,185
Net income attributable to redeemable non-controlling interests	20,873
Net income attributable to Flowco Holdings Inc.	$6,172

	Period from January 16, 2025 to March 31, 2025
Earnings per share:
Basic	$0.24
Diluted	$0.24
Weighted average shares outstanding:
Basic	25,721,620
Diluted	26,187,264

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flowco Holdings Inc.

Condensed Consolidated Statements of Redeemable Non-Controlling Interests and Stockholders'/Members' Equity

(unaudited)

		Flowco LLC Members' Equity (prior to the Transactions) - Note 1					Flowco Holdings Stockholders' Equity
(in thousands, except number of units)	Redeemable Non- Controlling	Common Units		Class A Units		Members'	Class A Common Stock		Class B Common Stock		Additional Paid- In	Retained Earnings	Total Stockholders' (Deficit)
	Interests	Units	Amount	Units	Amount	Equity	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance as of December 31, 2023	$—	1,000	$—	5,100,000	$—	$133,751	—	$—	—	$—	$—	$—	$—
Distribution to Members	—	—	—	—	—	(17,000)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	17,185	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	17	—	—	—	—	—	—	—
Balance as of March 31, 2024	$—	1,000	$—	5,100,000	—	$133,953	—	$—	—	$—	$—	$—	$—

Balance as of December 31, 2024	$—	—	$—	10,000,000	$—	$839,107	—	$—	—	$—	$—	$—	$—
Net loss prior to the Transactions and IPO	—	—	—	—	—	(548)	—	—	—	—	—	—	—
Reorganization transactions	838,559	—	—	(10,000,000)	—	(838,559)	—	—	65,748,380	6	—	—	6
Equity-based compensation and crystallization of legacy equity plans	3,588	—	—	—	—	—	—	—	—	—	—	—	—
IPO and the Transactions	71,129	—	—	—	—	—	25,721,620	3	(925,338)	—	363,382	—	363,385
Increase in deferred tax asset from IPO and the Transactions, net of amounts payable under Tax Receivable Agreement	—	—	—	—	—	—	—	—	—	—	(52)	—	(52)
Net income subsequent to the Transactions and IPO	21,421	—	—	—	—	—	—	—	—	—	—	6,172	6,172
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,374	—	1,374
Subsequent measurement of redeemable non-controlling interests	740,979	—	—	—	—	—	—	—	—	—	(364,704)	(376,275)	(740,979)
Balance as of March 31, 2025	$1,675,676	—	$—	—	$—	$—	25,721,620	$3	64,823,042	$6	$—	$(370,103)	$(370,094)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flowco Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash flows from operating activities
Net income	$27,045	$17,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,119	11,712
Provision for inventory obsolescence	603	—
Amortization of operating right-of-use assets	2,052	161
Amortization of deferred financing costs	335	117
(Gain) loss on sale of equipment	(45)	389
Gain on lease termination	(190)	(120)
Stock-based compensation	4,962	17
Provision for deferred income taxes	2,648	—
Allowance for credit losses	407	—
Changes in operating assets and liabilities:
Accounts receivable	(14,355)	(385)
Inventory	(6,380)	(4,785)
Prepaid expenses and other current assets	461	(1,263)
Accounts payable - trade	401	2,301
Accrued expenses	(6,943)	2,355
Deferred revenue	(426)	109
Operating lease liabilities	(1,848)	440
Finance lease liabilities	(297)	—
Net cash provided by operating activities	42,549	28,233
Cash flows used in investing activities
Additions to property, plant and equipment	(27,850)	(14,774)
Proceeds from sale of property, plant and equipment	206	29
Payment for capitalized patent costs	(19)	—
Net cash used in investing activities	(27,663)	(14,745)
Cash flows used in financing activities
Issuance of Class A common stock in IPO, net of underwriting discount	461,803	—
Payment of offering costs	(2,034)	—
Payments on long-term debt	(564,764)	—
Proceeds from long-term debt	109,862	5,364
Payments on finance lease obligations	(2,829)	(1,109)
Proceeds on finance lease terminations	37	120
Purchase of LLC Interests from Continuing Equity Owners	(20,876)	—
Payment of debt issuance costs	(13)	—
Distributions to members	—	(17,000)
Net cash used in financing activities	(18,814)	(12,625)
Net increase (decrease) in cash and cash equivalents	(3,928)	863
Cash and cash equivalents
Beginning of period	4,615	—
End of period	$687	$863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 - Nature of Organization and Background

Nature of Operations and Organization

Flowco Holdings Inc. (the “Company”) was incorporated as a Delaware corporation on July 25, 2024 (Date of Formation) for the purpose of completing an initial public offering (“IPO”) of its Class A common stock and related transactions in order to continue the business of Flowco MergeCo LLC (“Flowco LLC”) as a publicly traded entity. After the IPO, the Company became a holding company and a sole managing member of Flowco LLC with its principal asset consisting only of its equity interests in Flowco LLC.

The Company is a leading provider of production optimization, artificial lift and methane abatement solutions for the oil and natural gas industry. The Company's products and services include a full range of equipment and technology solutions that enable real-time remote monitoring and control to maximize efficiencies of its products and services. The Company generates revenues throughout the long producing lives of oil and gas wells. The Company's core technologies include high pressure gas lift (“HPGL”), conventional gas lift, plunger lift and vapor recovery unit (“VRU”) solutions. As of March 31, 2025, the Company operates a fleet of over 4,400 active systems.

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

Business Combination

On June 20, 2024, Flowco LLC entered into a Contribution Agreement with GEC Estis Holdings LLC (parent company of Estis Compression LLC (“Estis") (“Estis Member”)), Flowco Production Solutions, L.L.C. (“FPS Member”) and Flogistix Holdings, LLC (“Flogistix Member”) (parent company of Flogistix, LP (“Flogistix”)) (Estis Member, FPS Member and Flogistix Member collectively, the “Members”), pursuant to which, the Members contributed 100% of the direct equity interests of Estis Intermediate Holdings, LLC (“Estis Intermediate”), Flowco Productions LLC (“FPS”) and Flogistix Intermediate Holdings, LLC (“Flogistix Intermediate”) to Flowco LLC in exchange for Flowco LLC’s Series A Units proportionate to the value of the contributed entities (the “2024 Business Combination”). In connection with the transaction, (i) Estis Member contributed substantially all of its net assets (including membership interests in Estis) to Estis Intermediate immediately prior to the consummation of the 2024 Business Combination and the contribution of the membership interests of Estis Intermediate to the Company, (ii) FPS Member also contributed substantially all of its net assets to FPS immediately prior to the consummation of the 2024 Business Combination and the contribution of the membership interests of FPS to Flowco LLC, and (iii) Flogistix Member also contributed substantially all of its net assets to Flogistix Intermediate immediately prior to the consummation of the 2024 Business Combination and the contribution of the membership interests of Flogistix Intermediate to Flowco LLC. Estis, FPS and Flogistix, together herein this Quarterly Report will be referred to as the “Merging Entities”.

The 2024 Business Combination was accounted for in accordance with ASC 805, Business Combinations, and Estis was identified as the accounting acquirer. Consequently, Flowco and Flogistix were identified as the acquirees. See Note 3 – Business Combinations for more information.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Initial Public Offering and Reorganization Transactions

On January 15, 2025, the Company consummated the IPO of 20,470,000 shares of Class A Common Stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) for net proceeds totaling approximately $461.8 million. The IPO closed on January 17, 2025.

In connection with the IPO, the Company amended and restated the existing limited liability company agreement of Flowco LLC (“LLC Agreement”) to, among other things, (i) recapitalize all existing ownership interests in Flowco LLC held by the existing members of Flowco LLC into a new single class of common units (“LLC Interests”); and (ii) issue a non-economic member interest and appoint the Company as the sole managing member of Flowco LLC upon its acquisition of the LLC interests.

Simultaneously with the IPO, the Company amended and restated its certificate of incorporation to, among other things, provide: (i) for Class A common stock, with each share of its Class A common stock entitling its holder to one vote per share on all matters presented to our stockholders generally; and (ii) for Class B common stock, with each share of our Class B common stock entitling its holder to one vote per share on all matters presented to our stockholders generally, any shares of our Class B common stock may only be held by the Continuing Equity Owners and their respective permitted transferees. As a result, the Company became a holding company and the sole managing member of Flowco LLC, with no material assets other than 100% of the voting membership interest in Flowco LLC.

Simultaneously with the IPO, the Company acquired the LLC Interests held by certain of the existing indirect owners of Flowco LLC in exchange for 5,251,620 shares of its Class A common stock. After giving effect to the use of proceeds in the IPO, the Company issued 64,823,042 shares of Class B common stock to the Continuing Equity Owners, which is equal to the number of LLC Interests held by such Continuing Equity Owners, for nominal consideration. Following the IPO, it was determined that certain allocations of Class A common stock, and of a corresponding number of Class B common stock and LLC Interests, in connection with certain reorganization transactions were made in error. Flowco LLC and the applicable members of Flowco LLC entered into an Omnibus Agreement to correct such errors through (i) a rescission of 1,057,629 LLC Interests and corresponding number of shares of Class B common stock previously issued to a White Deer Affiliate and (ii) the issuance of 1,057,629 LLC Interests to Flowco Holdings, and the issuance of 1,057,629 shares of Class A common stock to White Deer Affiliates. Such corrections did not result in any change in the aggregate number of LLC Interests issued and outstanding, or the combined number of shares of Class A common stock and Class B common stock issued and outstanding. The foregoing outstanding shares and LLC Interests give effect to the corrections set forth in the Omnibus Agreement.

Subsequent to the IPO, the Company used the net proceeds from the IPO to purchase 20,470,000 newly issued LLC Interests for approximately $461.8 million directly from Flowco LLC at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount.

As of March 31, 2025, the Company owns 28.4% of economic interests in Flowco LLC.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a)(19) of the Exchange Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, an emerging growth

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

company may take advantage of certain reduced reporting and other requirements that are otherwise generally applicable to public companies. These provisions include, but are not limited to:

•
Exemption from the requirement to have the Company’s independent registered public accounting firm attest to management’s assessment of the effectiveness of the Company’s internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act;
•
Reduced disclosure obligations regarding executive compensation;
•
Exemption from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved;
•
Exemption from certain requirements related to the presentation of selected financial data and Management’s Discussion and Analysis of Financial Condition and Results of Operations; and
•
The ability to delay adoption of new or revised accounting standards until such standards are required to be adopted by private companies.

The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result, the Company’s condensed consolidated financial statements may not be comparable to those of companies that comply with such new or revised accounting standards as of the effective dates applicable to public companies.

The Company will remain an emerging growth company until the earliest of: (i) the last day of the fiscal year in which it has total annual gross revenues of $1.235 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the IPO; (iii) the date on which the Company has issued more than $1 billion in non-convertible debt during the previous three-year period; or (iv) the date on which the Company is deemed to be a “large accelerated filer,” which means the market value of the Company’s Class A common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of the most recently completed second fiscal quarter (following twelve months from the IPO).

Basis of Presentation

The unaudited condensed consolidated financial statements accompany these notes include the financial statements of the Company, all entities that are wholly owned by the Company and all entities in which the Company has a controlling financial interest. All intercompany transactions and balances have been eliminated in the consolidation process. The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position, results of operations, and cash flows for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

As a result of the 2024 Business Combination as further discussed in Note 3 – Business Combination, periods prior to June 20, 2024, reflect the financial statements of Flowco LLC’s predecessor Estis and periods subsequent to the 2024 Business Combination and prior to the IPO, reflect the combined financial statements of the Merging Entities with Estis’ assets and liabilities recorded at cost and the assets and liabilities of Flogistix and FPS, as acquirees, were

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

adjusted to fair value as of the closing date of the 2024 Business Combination. Periods subsequent to the IPO and the Transactions reflect a continuation of the financial position and results of operations of Flowco LLC. As Flowco Holdings did not have any previous operations prior to the IPO, Flowco LLC is viewed as the accounting predecessor of Flowco Holdings.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, Flowco LLC and its consolidated subsidiaries. Flowco LLC meets the definition of a variable interest entity (“VIE”) for which the Company is considered as the primary beneficiary due to its sole decision-making authority that controls significant activities of Flowco LLC and its obligation to absorb losses and receive benefits of the operations of Flowco LLC.

The redeemable non-controlling interests in the condensed consolidated statements of income for the three months ended March 31, 2025, represent the portion of earnings attributable to the economic interest in Flowco LLC held by the Continuing Equity Owners. The redeemable non-controlling interests in the condensed consolidated balance sheets as of March 31, 2025, represents the portion of the net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of March 31, 2025, the combined economic interest of redeemable non-controlling interests was 71.6%.

Note 2 - Summary of Significant Accounting Policies

Included below are selected significant accounting policies including those that were added or modified during the three months ended March 31, 2025 as a result of new transactions entered into or the adoption of new accounting policies. Refer to Note 1 – Nature of Operations in the Annual Report for the full list of our significant accounting policies.

Use of Estimates

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Items subject to estimates and assumptions include revenue recognition, allowance for credit losses, inventory reserve, impairment of goodwill, intangible assets and long-lived assets, stock-based compensation, useful lives of property, plant and equipment and intangible assets, estimation of contingencies, the incremental borrowing rate applied in lease accounting, the fair value of equity awards, tax valuation allowance and probability of making payments under the TRA (as defined below), among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the result of which forms the basis for making judgments about the carrying values of assets and liabilities, and measurement of revenues and expenses. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s condensed consolidated financial statements will be affected.

Income Taxes

After the consummation of the IPO, the Company became subject to U.S. federal, state and local income taxes with respect to its allocable share of taxable income of Flowco LLC assessed at the prevailing corporate tax rates. Flowco LLC operates as a limited liability company and is treated as a partnership for income tax purposes. Accordingly, Flowco LLC does not incur significant liability for federal or state income taxes since the taxable income or loss is passed through to its members. Flowco LLC incurs liabilities for certain state taxes payable directly by it, primarily related to Texas margin tax, which are not significant and for which the expense is included in the provision for income

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

taxes in the accompanying condensed consolidated statement of income for the three months ended March 31, 2025 and 2024.

The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all positive and negative evidence, including but not limited to future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized.

The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more likely-than-not threshold of being sustained. The Company records interest (and penalties where applicable), net of any applicable related income tax benefit, on potential income tax contingencies as a component of income tax provision. The Company did not have any uncertain tax position as of March 31, 2025.

Tax Receivable Agreement

In connection with our IPO, the Company entered into a tax receivable agreement (“TRA”) with Flowco LLC and the Continuing Equity Owners whereby the Company agreed to pay to such Continuing Equity Owners 85% of the benefits that the Company realizes, or is deemed to realize, as a result of the Company’s allocable share of existing tax basis acquired in the IPO, increases in the Company’s share of existing tax basis and adjustments to the tax basis of the assets of Flowco LLC as a result of sales or exchanges of common units, and certain other tax benefits related to entering into the TRA.

Actual tax benefits realized by the Company may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. Payments to be made under the tax receivable agreement will depend upon a number of factors, including the timing and amount of our future income.

The Company accounts for amounts payable under the TRA in accordance with ASC Topic 450, Contingencies (“ASC 450”). As such, subsequent changes in the value of the tax receivable agreement liability between reporting periods are recognized in the statement of operations. See Note 11 – Income Taxes and Tax Receivable Agreement, for additional information on the TRA.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – stock Compensation (“ASC 718”). The Company issues stock-based awards to employees that are generally in the form of restricted stock units (“RSUs”). Compensation cost for RSUs is measured at their grant-date fair value and is estimated based on the Company’s Class A common stock. The Company accounts for forfeitures when they occur, and any compensation expense previously recognized on unvested RSUs will be reversed upon forfeiture.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

For periods prior to the Company’s IPO, the grant date fair value of stock-based compensation awards and the underlying equity were determined on each grant date using the Black-Scholes option-pricing model, which required management to make certain assumptions with respect to selected model inputs, such as: (i) the calculation of expected term of the award, (ii) the expected stock price volatility, (iii) the risk-free interest rate, and (iv) expected dividends, if any. As the Company's equity was not publicly traded, there was no history of market prices for the Company's equity. Thus, estimating grant date fair value required the Company to make assumptions, including the value of the Company's equity, expected time to liquidity, and expected volatility.

See Note 14 – Stock-based Compensation, for addition information on the Company’s stock-based compensation plans and awards.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to the Company by the weighted average number of common shares/units outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) attributable to the Company by the weighted-average share outstanding during the period after adjusting for the impact of securities that would have a dilutive effect on earnings (loss) per share.

Earnings (loss) per share is presented for the period from after the IPO, January 16, 2025, to March 31, 2025. Prior to the IPO the membership structure consisted of Common Units and Class A Units. Flowco Holdings’ current capital structure is not reflective of the capital structure of Flowco LLC prior to the IPO and the Transactions. Therefore, earnings (loss) per share has not been presented for the period of the year prior to the IPO or for the three months ended March 31, 2024.

See Note 13 – Earnings per Share, for additional information on dilutive securities.

Fair Value Measurements

Accounting standards applicable to fair value measurements establish a framework for measuring fair value and stipulate disclosures about fair-value measurements. The standards apply to recurring and non-recurring financial and non-financial assets and liabilities that require or permit fair-value measurements. Among the required disclosures is the fair-value hierarchy of inputs the Company uses to value an asset or a liability. The three levels of the fair-value hierarchy are described as follows:

•
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date.
•
Level 2 inputs are those other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•
Level 3 inputs are unobservable inputs for the asset or liability.

As of March 31, 2025, and December 31, 2024, the Company’s financial instruments primarily consisted of cash and cash equivalents, trade accounts receivable, trade accounts payable, a derivative instrument in a form of earnout liability, and long-term debt. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short-term maturities. Our five-year senior secured revolving credit facility (the “Revolving Credit Facility”) applies floating interest rates to amounts drawn under the facility; therefore, the carrying amount of our Revolving Credit Facility also approximates its fair value. The earnout liability was considered to be a Level 3 fair value measurement as the significant inputs are unobservable and require significant judgment or estimation. Management engaged a third-party valuation specialist to determine the fair value of the earnout liability as of the acquisition date. In the initial measurement, the earnout liability was valued using a Monte Carlo simulation in a risk-neutral framework based on forecasted gross revenue. As of March 31, 2025, the fair

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

value of the contingent earnout liability did not materially change from the amount as of December 31, 2024, included in the Annual Report. As of March 31, 2025, the fair value of the contingent earnout liability was approximately $0.5 million and is included within accrued expenses in the accompanying condensed consolidated balance sheets.

The Company did not have any other assets or liabilities that were measured at fair value on a recurring or non-recurring basis on March 31, 2025.

Redeemable Non-controlling Interests

ASC Topic 480, Distinguishing Liabilities from Equity, 480-10-S99-3A(2) of the SEC’s Accounting Series Release No. 268 (“ASR 268”) requires preferred securities (also analogous for other redeemable equity instruments including noncontrolling interest in a common stock) that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer.

Redeemable non-controlling interests represent the portion of the LLC Interests that the Company controls and consolidates but does not have the economic interest. Redeemable non-controlling interests are presented within the accompanying condensed consolidated balance sheets as temporary equity as they are redeemable upon the occurrence of an event that is not solely within the Company’s control.

ASR 268 requires that the carrying amount of the redeemable non-controlling interest is equal to the greater of (1) the carrying value of the redeemable non-controlling interest adjusted each reporting period for income or loss attributable to the redeemable non-controlling interest or (2) the redemption value. The redemption value is calculated based on the arithmetic average of the volume weighted average prices of Class A common stock on the trading day immediately prior to the end of each reporting period. Remeasurements to the redemption value of the redeemable non-controlling interest are recognized as deemed dividend each reporting period, which initially reduces retained earnings up to its full amount, as needed, then as a reduction to additional paid-in capital, to the extent any, and for any remainder as a further reduction to retained earnings within the accompanying condensed consolidated balance sheets. The portion of the net income or loss attributable to redeemable non-controlling interest is reported as net income or loss attributable to redeemable non-controlling interests on our condensed consolidated statements of operations.

The Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the redeemable non-controlling interests to equal the redemption value at the end of each reporting period.

New Accounting Pronouncements to be Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024 and December 15, 2025 for all other entities. ASU 2023-09 may be applied prospectively or retrospectively, and allows for early adoption. The Company does not intend to early adopt ASU 2023-09. The Company is currently evaluating the impact the adoption of this new standard will have on its consolidated financial statements and related disclosures.

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

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

entities for fiscal years beginning after December 15, 2024 and December 15, 2025 for all other entities. The Company is currently evaluating the impact of ASU 2024-01 on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregated of Income Statement Expenses. ASU 2024-03 requires companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

Note 3 – Business Combinations

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

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

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

The following table presents the consideration transferred and preliminary fair value of FPS assets acquired and liabilities assumed in accordance with ASC 805 (in thousands):

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

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Identifiable intangible assets and their amortization periods are estimated as follows (in thousands):

	Cost Basis	Useful Life (years)
Flogistix
Trade name	$16,650	10
Developed Technology	47,450	20
Customer relationships	46,190	14
	$110,290
FPS
Trade name	$39,000	10
Developed Technology	39,000	10
Customer relationships	116,000	9
	$194,000

The following table presents certain unaudited pro forma financial information for the three months ended March 31, 2024, as if the 2024 Business Combination had been completed on January 1, 2024 (in thousands):

Three Months Ended March 31,
2024
Pro forma net sales	$171,966
Pro forma net income	$31,941

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

During the three months ended March 31, 2025, there have been no material changes to the preliminary purchase price allocation disclosed in our Annual Report regarding this business combination.

Note 4 – Revenue Recognition

The Company’s revenues are derived from multiple sources. The following are descriptions of its principal revenue generating activities.

Rental Revenue

The company earns rental revenue from leasing production equipment, primarily compression systems and VRUs, under operating leases in accordance with the authoritative guidance for leases (“ASC 842”). Rental contracts range from month to month up to 48 months, with billing at a fixed monthly rate and payment typically due within 15-60 days. Upon lease commencement, the Company evaluates rental agreements to determine classification, but all agreements have been classified as operating leases, keeping the equipment on the balance sheet and depreciating it

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

accordingly. Rental revenue is recognized on a straight-line basis over the lease term. Additionally, the Company has elected a practical expedient to combine lease and non-lease components (such as maintenance services) into a single component, as their timing and pattern of transfer are the same. To protect its assets, the company incorporates risk mitigation measures in rental agreements, including monitoring, maintenance, and customer liability clauses for damage or loss.

Sales Revenue

Sales revenue is recognized in accordance with ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”), which follows a five-step model to determine when and how revenue is recorded. Typically, contracts involve a single performance obligation, and revenue is recognized at a point in time when control of the product transfers to the customer. Sales revenue is measured as the fixed consideration expected from the customer, with payments generally collected within 15–70 days. Since the time between the sale and payment does not exceed a year, the Company does not include a financing component in its contracts. Additionally, there are no material costs associated with obtaining contracts, no right of return, and no significant post-delivery obligations.

The Company’s sales revenue primarily comes from three categories: (i) equipment and compressors, (ii) oil & gas products and parts, and (iii) maintenance and repair services:

•
For equipment and compressors, revenue is recognized when fabrication is complete, the product is segregated, and the customer has been notified that it is ready for pickup. At this point, the Company invoices the customer, and ownership risks and rewards transfer to the customer per the contract terms. The customer is responsible for arranging transportation, and while awaiting pickup (typically within 2-14 days), the equipment remains in the Company’s possession but is designated for the specific customer. The Company does not have the right to direct the product elsewhere.
•
For oil & gas products and parts, the Company has a single performance obligation – the manufacture and sale of the contracted goods. Revenue is recognized upon the transfer of control which occurs at a point in time upon delivery. The transaction price is based on the standalone sales price of each good, and payments are typically collected within 15–70 days. Shipping and handling are treated as fulfillment activities and recognized as costs of sales. Any sales taxes collected are excluded from revenue.
•
For maintenance and repair services, the Company provides services for gas lift systems, plunger lift systems, downhole fluid recovery, and related activities. Revenue is recognized at a point in time upon completion of the service, which typically takes 1-3 days from commencement. The transaction price corresponds to the standalone price of the completed service, with payments generally collected within 30-45 days. Similar to product sales, taxes collected from customers are excluded from reported revenues.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Disaggregation of Revenues

The following table presents our third-party revenue from contracts with customers by reportable segment (see Note 17 – Segment Information) and disaggregated by major product and service lines, timing of revenue recognition, and geographical markets for the three months ended March 31, 2025 (in thousands):

Segments	Production Solutions	Natural Gas Technologies	Other and Eliminations	Total
Major Product/Service Lines
Surface Equipment (1)	$54,598	$—	$—	$54,598
Downhole Components	61,394	—	—	61,394
Vapor Recovery (1)	—	56,616	(45)	56,571
Natural Gas Systems	—	28,881	(9,094)	19,787
Total	$115,992	$85,497	$(9,139)	$192,350
Timing of Revenue Recognition
Goods transferred at a point in time	$61,394	$42,799	$(9,139)	$95,054
Services transferred over time	54,598	42,698	—	97,296
Total	$115,992	$85,497	$(9,139)	$192,350
Geographical Markets
United States	$113,458	$85,298	$(9,139)	$189,617
International	2,534	199	—	2,733
Total	$115,992	$85,497	$(9,139)	$192,350

____________________________

(1) All of revenue for these service lines are recognized in accordance with ASC 842 as described within the Revenue Recognition section above.

The following table presents our third-party revenue from contracts with customers by reportable segment (see Note 17 – Segment Information) and disaggregated by major product and service lines, timing of revenue recognition, and geographical markets for the three months ended March 31, 2024 (in thousands):

Segments	Production Solutions	Natural Gas Technologies	Other and Eliminations	Total
Major Product/Service Lines
Surface Equipment (1)	$46,163	$—	$—	$46,163
Natural Gas Systems	—	34,148	(13,599)	20,549
Total	$46,163	$34,148	$(13,599)	$66,712
Timing of Revenue Recognition
Goods transferred at a point in time	$—	$34,148	$(13,599)	$20,549
Services transferred over time	46,163	-	—	46,163
Total	$46,163	$34,148	$(13,599)	$66,712
Geographical Markets
United States	$46,163	$34,148	$(13,599)	$66,712
International	—	—	—	—
Total	$46,163	$34,148	$(13,599)	$66,712

___________________________

(1) All of revenue for these service lines are recognized in accordance with ASC 842 as described within the Revenue Recognition section above.

Deferred Revenue

As of March 31, 2025, the Company had a deferred revenue balance of $7.6 million compared to the December 31, 2024 balance of $8.0 million. Deferred revenue represents our obligation to transfer products to or perform services for a customer for which we have received cash or billed in advance. The revenue that has been deferred will be recognized upon product delivery or as services are performed. As of March 31, 2025, the Company did not have any

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied.

Note 5 – Inventory

Inventory consists of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Components, parts and materials	$92,977	$90,230
Work in progress	16,254	17,780
Finished goods	52,861	48,221
Inventory	162,092	156,231
Less: inventory allowance	(5,136)	(5,052)
Inventory, net	$156,956	$151,179

Note 6 – Property, Plant and Equipment

Property, plant and equipment consist of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Land	$1,822	$1,822
Buildings	3,298	3,297
Furniture and fixtures	5,416	5,263
Software	5,322	3,659
Machinery and equipment	885,061	857,900
Vehicles	5,946	5,889
Leasehold improvements	8,276	8,269
Construction in progress	5,676	7,148
Property, plant and equipment	920,817	893,247
Less: accumulated depreciation	(214,005)	(190,631)
Property, plant and equipment, net	$706,812	$702,616

The Company’s rental fleet included in machinery and equipment was $825.1 million (approximately $618.5 million, net of accumulated depreciation) as of March 31, 2025 was and $799.5 million (approximately $620.0 million, net of accumulated depreciation) as of December 31, 2024.

Depreciation expenses for the three months ended March 31, 2025 and 2024 were approximately $23.4 million and $10.7 million, respectively.

The Company reviews long-lived tangible assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and changes may include significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in our business strategy, among others. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to estimated future undiscounted net cash flows expected to be generated by the asset. Impairment losses are recognized in the period in which the impairment occurs and represent the excess of the asset carrying value over its fair value estimated using future discounted net cash flows. No impairment was recorded for the three months ended March 31, 2025 and 2024.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Note 7 – Leases

Amounts Recognized in the Condensed Consolidated Balance Sheets

The condensed consolidated balance sheets consist of the following amounts relating to operating and finance leases (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Operating right-of-use assets
Real property	$18,065	$19,480
	$18,065	$19,480
Operating lease liabilities
Current	$7,530	$6,809
Non-current	10,672	12,739
	$18,202	$19,548

	As of March 31,	As of December 31,
	2025	2024
Finance right-of-use assets
Vehicles	$23,077	$21,871
	$23,077	$21,871
Finance lease liabilities
Current	$12,162	$7,837
Non-current	9,934	13,389
	$22,096	$21,226

Additions to right-of-use assets during the three months ended March 31, 2025 and 2024, were approximately $4.1 million and $1.1 million, respectively. Disposals to right-of-use assets during the three months ended March 31, 2025, were approximately $2.3 million. There was no disposal of right-of-use assets during the three months ended March 31, 2024.

The weighted average lessee’s incremental borrowing rate applied to the operating and finance lease liabilities on March 31, 2025 was 6.7% and 7.7%, respectively. The weighted average lessee’s incremental borrowing rate applied to the operating and finance lease liabilities on December 31, 2024 was 6.7% and 8.0%, respectively. The weighted average remaining lease term for operating and finance lease on March 31, 2025 was 3.58 years and 2.03 years, respectively. The weighted average remaining lease term for operating and finance lease on December 31, 2024 was 3.77 years and 2.10 years, respectively.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Amounts Recognized in the Condensed Consolidated Statements of Operations

The condensed consolidated statements of operations consist of the following amounts relating to leases (in thousands):

	Three Months Ended March 31,
	2025	2024
Amortization of real property operating right-of-use assets
(included in general and administrative expenses)	$2,052	$161
Interest expense of vehicles finance right-of-use assets
(included in interest expense)	$1,037	$572
Depreciation of vehicles finance right-of-use assets
(included in depreciation and amortization)	$2,154	$56

Variable lease expense	$—	$—
Short-term lease expense	$225	$—

The below table shows the total cash outflows for leases for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating cash flows from operating leases	$1,848	$—
Financing cash flows from finance leases	2,829	1,109
Total cash outflows for leases	$4,677	$1,109

The table below reconciles the undiscounted future minimum operating and finance lease payments to the operating and finance lease liabilities recorded on the balance sheet as of March 31, 2025 (in thousands):

	Operating Lease	Finance Lease
Remainder of 2025	$6,532	$10,082
2026	6,618	9,909
2027	3,261	4,303
2028	1,539	117
2029	1,194	—
Thereafter	1,278	—
Total future minimum lease payments	20,422	24,411
Less: Amount of lease payments representing interest	(2,220)	(2,315)
Present values of future minimum lease payments	$18,202	$22,096

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Lessor Accounting

Rental agreements are for the rental of our compressor systems to customers. Rental revenue for the three months ended March 31, 2025 and 2024, were approximately $97.3 million and $46.2 million, respectively. Revenue related to these rental agreements is reflected as rental revenue in the condensed consolidated statements of operations.

Scheduled future minimum lease payments to be received by the Company as of March 31, 2025 for each of the next five years is as follows (in thousands):

Amount
Remainder of 2025	$125,983
2026	69,598
2027	30,679
2028	961
2029	—
Thereafter	—
Total	$227,221

Note 8 – Goodwill and Intangible Assets, Net

Goodwill

The following table summarizes the activity in goodwill balance for periods presented below (in thousands):

	Natural Gas Technologies			Production Solutions			Total
	Goodwill	Accumulated Impairment Losses	Goodwill, net of Accumulated Impairment	Goodwill	Accumulated Impairment Losses	Goodwill, net of Accumulated Impairment	Goodwill, net of Accumulated Impairment
Balance as of December 31, 2023	$—	$—	$—	$7,596	$(5,372)	$2,224	$2,224
Additions to goodwill	—	—	—	—	—	—	—
Goodwill impairment	—	—	—	—	—	—	—
Balance as of March 31, 2024	$—	$—	$—	$7,596	$(5,372)	$2,224	$2,224

Balance as of December 31, 2024	$66,325	$—	$66,325	$188,739	$(5,372)	$183,367	$249,692
Additions to goodwill	—	—	—	—	—	—	—
Goodwill impairment	—	—	—	—	—	—	—
Balance as of March 31, 2025	$66,325	$—	$66,325	$196,335	$(10,744)	$183,367	$249,692

Goodwill is not subject to amortization but is tested for impairment on an annual basis or more frequently if indicators arise. No events or changes in circumstances were present as of March 31, 2025, which indicated the fair value of any of the Company's reporting unit was below the respective carrying amount. As such, no goodwill impairment expense was recorded during the three months ended March 31, 2025.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Intangible Assets

Intangible assets, net, consist of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$97,350	(11,062)	$86,288	$97,350	$(9,221)	$88,129
Trade name	61,010	(7,370)	53,640	61,010	(5,845)	55,165
Customer relationships	168,340	(15,514)	152,826	168,340	(11,350)	156,990
Non-compete agreement	2,048	(285)	1,763	2,048	—	2,048
Patent	212	(5)	207	193	(3)	190
Total	$328,960	$(34,236)	$294,724	$328,941	$(26,419)	$302,522

Amortization expense totaled $7.9 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively.

The Company reviews finite-lived identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. If such indicators are present, the Company performs a recoverability test by comparing the estimated future undiscounted net cash flows expected to be generated by the asset group to its carrying amount. If the carrying amount of the asset group exceeds the estimated future undiscounted net cash flows, an impairment loss is recognized in the period in which the impairment occurs and represents the excess of the asset carrying value over its estimated fair value. During the three months ended March 31, 2025 and 2024, the Company did not record any impairment associated with its finite-lived identifiable intangible assets.

As of March 31, 2025, the weighted average remaining useful lives for the Company's intangible assets are as follows:

Developed technology	9.5 Years
Trade name	8.8 Years
Customer relationships	9.3 Years
Non-compete agreement	2.6 Years
Patent	19.3 Years

Amortization expense is classified in operating expenses on the accompanying consolidated statements of operations. Estimated future amortization expense as of March 31, 2025 for each of the next five years and thereafter is as follows (in thousands):

2025 (remaining 9 months)	$23,441
2026	31,255
2027	31,141
2028	30,375
2029	29,420
Thereafter	149,092
$294,724

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Note 9 – Supplemental Information to the Condensed Consolidated Financial Statements

Allowance for Credit Losses

The following table summarizes the change in the accounts receivable allowance for credit losses for the periods presented (in thousands):

	As of March 31,
	2025	2024
Accounts receivable allowance for credit losses, beginning of period	$1,169	$1,259
Write-offs	(319)	(206)
Expense	456	97
Accounts receivable allowance for credit losses, end of period	$1,306	$1,150

Contract Balances

The following table provides information about accounts receivable and deferred revenues from contracts with customers (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Accounts receivable, net	$134,301	$120,353
Deferred revenue	$7,578	$8,002

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

The following table presents a reconciliation of contract liabilities for the periods presented (in thousands):

	As of March 31,
	2025	2024
Deferred revenue, beginning of period	$8,002	$1,515
Deposits received	7,735	3,308
Revenue recognized	(8,159)	(952)
Deferred revenue, end of period	$7,578	$3,871

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Accrued Liabilities

Accrued liabilities as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Accrued payroll and employee expenses	$14,850	$17,102
Accrued taxes	8,118	7,284
Customer deposits	270	530
Accrued interest	1,514	3,557
Accrued IPO costs	594	1,687
Other accrued liabilities	1,786	3,669
Total accrued expenses	$27,132	$33,829

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2025	2024
Supplemental disclosures of investing and financing activities
Cash paid for interest	$4,274	$98
Cash paid for income taxes	$—	$—
Supplemental schedule of non-cash activities
Issuance of 64,823,042 shares of Class B common stock to the Continuing Equity Owners, net of redemption of certain LLC Interests and Blocker Shareholders' exchange to Class A shares	$—	$—
Issuance of 5,251,620 shares of Class A common stock to the Blocker Shareholders in exchange of LLC Interests	$—	$—
Establishment of liabilities under Tax Receivable Agreement in the IPO	$10,173	$—
Establishment of deferred tax asset under Tax Receivable Agreement and the UPO	$12,484	$—
Lease liabilities arising from obtaining operating right-of-use assets	$345	$—
Lease liabilities arising from obtaining financing right-of-use assets	$3,803	$1,109

Note 10 – Long-Term Debt

Long-term debt consists of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Revolving Credit Facility	$181,014	$635,916
Total debt	181,014	635,916
Less: Current maturities	—	—
Total long-term debt, net	$181,014	$635,916

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Revolving Credit Facility

On August 20, 2024, Flowco LLC and its subsidiaries (the “Borrowers”) entered into a credit agreement (the “Credit Agreement”), which provided for an initial $700 million, five-year senior secured revolving credit facility (the "Revolving Credit Facility"). The Credit Facility modifies the Estis revolving credit facility (the “Estis Credit Facility”), and settled all outstanding indebtedness under the then existing agreements. The Credit Agreement was further amended on November 27, 2024, pursuant to which the aggregate revolving commitment was increased to $725.0 million. The Company has the ability to request the issuance of letters of credit under the Revolving Credit Facility in an aggregate amount of up to $20 million. There were no outstanding letters of credit as of March 31, 2025. The Company also has the ability to borrow swingline loans under the Revolving Credit Facility in an aggregate principal amount of up to $50 million.

The Revolving Credit Facility matures on August 20, 2029, and can be used for working capital, capital expenditures, and acquisitions.

The borrowing base is determined by eligible accounts receivable, inventory, and equipment values, subject to reserves. Borrowing availability depends on the lesser of the aggregate revolving commitment or borrowing base, minus outstanding loans and letters of credit. Borrowings can be based on either an alternate base rate (ABR) or a term SOFR rate, with interest margins ranging from 0.75% to 2.50%, depending on the total leverage ratio. As of March 31, 2025, the Company had $181.0 million outstanding under the facility at a 4.42% SOFR rate plus a 2.00% margin, for an all-in rate of 6.42%.

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

The Borrowers were in compliance with all covenants as of and for the three months ended March 31, 2025.

The debt issuance costs are being amortized to interest expense over the life of the Revolving Credit Facility. Unamortized debt issuance costs are included in other assets in the accompanying condensed consolidated balance sheets. The Company recorded $5.4 million and $4.8 million interest expense for the three months ended March 31, 2025 and 2024, respectively, related to the Revolving Credit Facility and the Estis Credit Facility, respectively.

The schedule of future maturities of long-term debt as of March 31, 2025, consists of the following (in thousands):

Amount
2025 (remaining 9 months)	$—
2026	—
2027	—
2028	—
2029	181,014
Thereafter	—
Total debt	$181,014

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Note 11 – Income Taxes and Tax Receivable Agreement

Provision for Income Taxes

The Company is organized as a corporation for income tax purposes and is subject to federal, state and local taxes on its income, which is primarily sourced from its membership interest in Flowco LLC held for any given reporting period. Flowco LLC is a partnership for U.S. federal and state income tax purposes and is considered as a pass-through entity. As such, its net taxable income and related tax credits, if any, are passed through to its members and included in the members' tax returns. The income or losses attributable to the non-controlling interest holders are not included in the Company’s federal or state income tax returns. Consequently, the tax effects of the redeemable non-controlling interests are reflected as a permanent difference in the Company’s effective tax rate reconciliation.

As of March 31, 2025, the Company had net deferred tax assets of $10.2 million, which consists of $9.8 million book and tax basis difference and $0.4 million of net operating loss. For the three months ended March 31, 2025, the Company’s effective tax rate was 8.9%. Significant reconciling items between this effective rate and the U.S. federal statutory tax rate of 21% are primarily related to the absence of taxes on income allocable to redeemable non-controlling interests and additional valuation allowance recorded during the three months ended March 31, 2025.

The Company's income tax provision was $2.6 million for the period from January 16, 2025, to March 31, 2025, which includes $0.4 million of Texas margin tax. As the IPO occurred during the quarter ended March 31, 2025, and the Company had no business transactions or activities prior to the IPO, no income taxes were incurred for the period from January 1, 2025, to January 15, 2025.

IPO, the Transactions and Tax Receivable Agreement

On January 16, 2025, the Company recorded a net deferred tax asset of $12.4 million related to (i) the difference between the book and tax basis of its investment in Flowco LLC of $10.0 million, net of $13.7 million of valuation allowance and (ii) $2.4 million net operating loss obtained from the purchase of 5,251,620 LLC Interests from the Continuing Equity Owners discussed in Note 1 - Nature of Organization and Background, which is expected to be amortized over the useful lives of the underlying assets. The Company established a valuation allowance on its deferred tax assets when it believes it is more likely than not that all or a portion of these deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.

The initial deferred tax asset and the related valuation allowance were recorded as additional paid-in capital in the Condensed Consolidated Balance Sheets. Additionally, and concurrent with the Transactions, the Company recorded a payable pursuant to the TRA of $12.5 million and a corresponding reduction to additional paid-in capital. The net impact to additional paid-in capital was a reduction of $0.1 million and is presented within the Company’s condensed consolidated statements of stockholders’/members’ equity.

In connection with the IPO and the Transactions, the Company entered into the TRA with the Continuing Equity Owners that provides for the payment by the Company to such the Continuing Equity Owners of 85% of the benefits, that the Company realizes, or is deemed to realize, as a result of the Company’s allocable share of existing tax basis acquired in its IPO and other tax benefits related to entering into the TRA.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Note 12 – Stockholders’/Members’ Equity and Redeemable Non-Controlling Interests

Equity Structure Prior to the IPO

Prior to the IPO, members’ equity was inclusive of additional paid-in capital and retained earnings of Flowco LLC. The capital structure of Flowco LLC consisted of only one class of limited partnership interests, Class A units. As of December 31, 2024 and as of January 15, 2025, Flowco LLC had 10,000,000 Class A units outstanding.

Current Equity Structure Post IPO

The following table summarizes the capitalization and voting rights of the Company’s classes of stock as of March 31, 2025:

	Authorized	Issued & Outstanding	Votes per Share	Economic Rights
Preferred stock	10,000,000	—	N/A	N/A

Common stock:
Class A	300,000,000	25,721,620	1	Yes
Class B	150,000,000	64,823,042	1	No

The Company’s board of directors (“Board of Directors”) is authorized to direct the Company to issue shares of preferred stock in one or more series and its discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through March 31, 2025, no series of preferred stock have been issued.

Holders of shares of Class A common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefore, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock. Upon dissolution or liquidation, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of Class A common stock will be entitled to receive pro rata the remaining assets available for distribution. Holders of shares of Class A common stock do not have preemptive, subscription, redemption, or conversion rights. There are no redemption or sinking fund provisions applicable to the Class A common stock.

Except in certain limited circumstances, holders of Class B common stock do not have any right to receive dividends or to receive a distribution upon dissolution or liquidation. Additionally, holders of shares of Class B common stock do not have preemptive, subscription or redemption rights. There are no redemption or sinking fund provisions applicable to the Class B common stock. Any amendment of the Company’s amended and restated certificate of incorporation that gives holders of Class B common stock (1) any rights to receive dividends or any other kind of distribution, (2) any right to convert into or be exchanged for shares of Class A common stock, or (3) any other economic rights (except for payments in cash-in-lieu of receipt of fractional stock) will require, in addition to any stockholder approval required by applicable law, the affirmative vote of holders of a majority of the voting power of the outstanding shares of Class A common stock voting separately as a class. The Company must, at all times, maintain (i) a one-to-one ratio between the number of shares of Class A common stock issued by the Company and the number of LLC Interests owned by the Company, and (ii) maintain a one-to-one ratio between the number of shares of Class

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

B common stock owned by the Continuing Equity Owners and the number of LLC Interests owned by such Continuing Equity Owners.

Shares of Class B common stock will be issued in the future only to the extent necessary to maintain a one-to-one ratio between the number of LLC Interests held by the Continuing Equity Owners and the number of shares of Class B common stock issued to the Continuing Equity Owners. Shares of Class B common stock are transferable only together with an equal number of LLC Interests. Only permitted transferees of LLC Interests held by the Continuing Equity Owners will be permitted transferees of Class B common stock. Shares of Class B common stock are automatically transferred to Flowco Holdings upon the redemption or exchange of their LLC Interests pursuant to the terms of the Flowco LLC Agreement and such shares of Class B common stock will be canceled and may not be reissued.

As of March 31, 2025, the Company holds a 28.4% economic interest in Flowco LLC through its ownership of 25,721,620 LLC Interests but consolidates Flowco LLC as sole managing member. The remaining 64,823,042 LLC Interests representing an 71.6% interest are held by the Continuing Equity Owners.

The LLC Interests held by Continuing Equity Owners include a redemption right which may be settled by the Company, through the (1) issuance of a new share of Class A common stock for each LLC Interest redeemed or (2) settled by cash proceeds received from a qualifying offering of Class A common stock. The LLC Interests are classified as temporary equity as the cash settlements are not at the sole discretion of the Company.

Redeemable Non-Controlling Interests

After the IPO, the Company became the sole managing member of Flowco LLC, and has the sole voting interest in, and control of the management of, Flowco LLC. As a result, the Company consolidates the financial results of Flowco LLC. The redeemable non-controlling interests on the accompanying condensed consolidated balance sheets represents the economic interest in Flowco LLC held by the Continuing Equity Owners, adjusted to equal the greater of (1) the carrying value of the redeemable non-controlling interest adjusted each reporting period for income or loss attributable to the redeemable non-controlling interest or (2) the redemption value. The redemption value is calculated based on the arithmetic average of the volume weighted average prices of Class A common stock on the trading day immediately prior to the end of each reporting period. Remeasurements to the redemption value of the redeemable non-controlling interest are performed at each reporting period and any required adjustments are recorded as an allocation between permanent equity and temporary equity within the condensed consolidated balance sheets. The portion of the net income or loss attributable to redeemable non-controlling interest is reported as net income or loss attributable to non-controlling interests on our condensed consolidated statements of operations.

The ownership of the LLC Interests as of March 31, 2025, is summarized as follows:

	March 31, 2025		December 31, 2024
	Shares	Ownership %	Shares	Ownership %
Flowco Holdings interest in Flowco LLC	25,721,620	28.4%	n/a	n/a	%
Continuing Equity Owners' interest in Flowco LLC	64,823,042	71.6%	n/a	n/a	%
	90,544,662	100.0%	n/a	n/a	%

Distributions to Members Related to Their Income Tax Liabilities

As a limited liability company treated as a partnership for income tax purposes, Flowco LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. Under the LLC

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Agreement, Flowco LLC is required to distribute cash, to the extent that Flowco LLC has cash available, on a pro rata basis to its members, including the Company, to the extent necessary to cover the Company’s tax liabilities, if any, with respect to each member’s share of Flowco LLC’s taxable earnings. The Company may make supplemental tax distributions to the extent a member, other than the Company, has an assumed tax liability in excess of the distributions made; however, these supplemental distributions must be made on a pro rata basis to all members, including the Company. Subsequent to March 31, 2025, Flowco LLC made tax distributions of approximately $6.3 million and $2.5 million to the Continuing Equity Owners and the Company, respectively.

Note 13 – Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income attributable to the Company by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share is computed by adjusting the net income available to the Company and the weighted average shares outstanding to give effect to potentially dilutive securities. Shares of Class B common stock are not entitled to receive any distributions or dividends and are therefore excluded from this presentation since they are not participating securities.

Earnings (loss) per share is presented for the period from after the IPO, January 16, 2025, to March 31, 2025. Prior to the IPO the membership structure consisted of Common Units and Class A Units. Flowco Holdings’ current capital structure is not reflective of the capital structure of Flowco LLC prior to the IPO and the Transactions. Therefore, earnings (loss) per share has not been presented for the period of the year prior to the IPO or for the three months ended March 31, 2024.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income per share of Class A common stock for the periods following the Transactions (in thousands, except per share amounts):

(in thousands, except share and per share data)	For the Period from January 16, 2025 to March 31, 2025
Numerator:
Net income attributable to Flowco Holdings, Basic	$6,172
Add: Net income impact from assumed redemption of all LLC Interests to common stock	—
Less: Income tax expense on net income attributable to NCI at 22.5%	—
Net income attributable to Flowco Holdings, Diluted	$6,172

Denominator:
Weighted average shares of common stock outstanding, Basic	25,721,620
Dilutive effects of:
LLC Interests that are exchangeable to common stock	—
Unvested RSU's	465,644
Weighted average shares of common stock outstanding, Diluted	26,187,264

Basic earnings per share	$0.24
Diluted earnings per share	$0.24

The Company did not add back the net income attributable to the redeemable non-controlling interests above due to the antidilutive impact to the diluted earnings per share calculation. Accordingly, the weighted average common shares

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

outstanding in the diluted computation per share also excludes the inclusion of all outstanding LLC Interests assumed to be redeemed and exchanged with the shares of Class A common stock rather than cash-settle.

For the period from January 16, 2025, to March 31, 2025, the impact of LLC Interests assumed to be redeemed in exchange for the issuance of Class A common stock was antidilutive and has been properly excluded from the computation of diluted earnings per share under the if-converted method. The impact of unvested RSUs was dilutive and has been included using the treasury stock method.

Note 14 – Stock-Based Payments

In connection with the IPO, the stockholders approved the 2025 Equity and Incentive Plan (the “Equity Plan”), which became effective on January 15, 2025. The Equity Plan generally is administered by the Board of Directors of with respect to awards to non-employee directors and by the compensation committee with respect to other participants and authorizes the Company to grant incentive stock-based awards.

Under the Equity Plan, 6,000,000 shares of Class A common stock were initially reserved for issuance, which shares may be granted pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, RSUs, and other stock-based awards. The maximum number of shares that are subject to awards under the Equity Plan is subject to an annual increase equal to the lesser of 2% of the number of Class A shares common stock issued and outstanding on December 31 of the immediately preceding calendar year and an amount determined by our Board of Directors. No more than 6,000,000 shares of Class A common stock in the aggregate may be issued under the Equity Plan in connection with incentive stock options. As of March 31, 2025, 5,325,621 shares of Class A common stock are available for future grant under the Equity Plan.

In the period from January 16, 2025, to March 31, 2025, the Company granted an aggregate of 674,379 RSUs to certain of the Company’s executives and employees and non-employee directors in conjunction with the Equity Plan with an aggregate grant date fair value of $20.0 million. The RSU awards to executives and employees cliff vest in full on the third anniversary of the grant date of the award, subject to employee’s continued employment. The RSU awards to non-employee directors vest in twelve equal installments on each of the first twelve quarterly anniversaries following the grant date of the award, subject to such non-employee director continuing in service through such date. Only the RSUs awarded to employees will accelerate and vest in full upon a change in control (as defined in the Equity Plan).

As of March 31, 2025, all the RSUs are outstanding and remain unvested. The weighted average fair value of the RSUs granted in the period from January 16, 2025, to March 31, 2025, was $29.71 per share, and it was derived from the fair value of Class A common stock at each grant date. Total compensation expense for RSUs was approximately $1.4 million for the period from January 16, 2025, to March 31, 2025, and is included in selling, general and administrative costs in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2025.

The unamortized compensation cost related to RSUs of approximately $18.7 million as of March 31, 2025 is expected to be recognized over a weighted-average period of approximately 2.8 years.

Note 15 – Employee Benefit Plan

The Company maintains a 401(k) retirement savings plans for the employees that meet certain eligibility requirements. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. Currently, the Company matches 80-100% of an employee’s contribution to the 401(k) plan, with the matching contribution from the Company being capped at 4% of the employee’s compensation. These matching contributions vest immediately.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

The Company’s matching contributions amounted to approximately $1.0 million and $0.1 million during the three months ended March 31, 2025 and 2024, respectively.

Note 16 – Commitments and Contingencies

The Company is, and from time to time may be, subject to various claims and legal proceedings which arise in the ordinary course of business. In the opinion of management, there are no legal matters that are likely to have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows. The Company has insurance coverage with a Federal Insurance Company covering employment practices and other fiduciary liabilities on employees.

Note 17 – Segment Information

Our operations are primarily based in the United States. All material revenues of the Company are derived from the United States. Substantially all long-lived assets of the Company are located in the U.S.

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

The CODM assesses segment performances and allocates resources based on profitability. The CODM evaluates operating performance and decides how to allocate resources based on segment profit or loss, which is equivalent to segment income from operations, as well as Adjusted EBITDA, a non-GAAP measure defined as adjusted earnings before interest, income taxes, depreciation and amortization. The CODM uses the segment profit or loss for each segment predominantly in the annual budget and forecasting process. The CODM considers quarter-to-quarter variances on a sequential basis when making decisions about the allocation of operating and capital resources to each segment.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

The below tables contain revenues and certain expenses regularly presented to the CODM in order to make decisions regarding the Company's business, including resource allocation and performance assessments, as well as the current focus in compliance with ASC 280, Segment Reporting, for the periods presented (in thousands):

	Three Months Ended March 31, 2025
	Production Solutions	Natural Gas Technologies	Total

Revenues from external customers	$115,992	$76,358	$192,350
Intersegment revenues	—	9,139	9,139
Total revenues	115,992	85,497	201,489
Elimination of intersegment revenue			(9,139)
Total consolidated revenues			192,350
Less:
Cost of revenues from external customers (1)	52,323	40,094	92,417
Intersegment cost of revenue	—	9,139	9,139
Total cost of revenues	52,323	49,233	101,556
Elimination of intersegment cost of revenue			(9,139)
Total consolidated cost of revenue			92,417
Selling, general and administrative expenses (1)	14,677	10,054	24,731
Depreciation and amortization (1)	19,614	14,499	34,113
(Gain) loss on sale of equipment	46	(91)	(45)
Segment profit	$29,332	$11,802	41,134
Corporate expenses (2)			(5,809)
Total operating income			35,325
Interest expense			(5,365)
Other expense			(267)
Income before provision for income taxes			$29,693

____________________________

(1) Represents the significant expense categories and amounts for each reportable operating segment that are regularly provided to the chief operating decision maker.

(2) Comprised primarily of expenses not allocated to our reportable segments.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

	Three Months Ended March 31, 2024
	Production Solutions	Natural Gas Technologies	Total

Revenues from external customers	$46,163	20,549	$66,712
Intersegment revenues	—	13,599	13,599
Total revenues	46,163	34,148	80,311
Elimination of intersegment revenue			(13,599)
Total consolidated revenues			66,712
Less:
Cost of revenues from external customers (1)	10,975	16,933	27,908
Intersegment cost of revenue	—	13,599	13,599
Total cost of revenues	10,975	30,532	41,507
Elimination of intersegment cost of revenue			(13,599)
Total consolidated cost of revenue			27,908
Selling, general and administrative expenses (1)	3,414	1,045	4,459
Depreciation and amortization (1)	11,426	286	11,712
Loss on sale of equipment	389	—	389
Segment profit	$19,959	$2,285	22,244
Corporate expenses (2)			(17)
Total operating income			22,227
Interest expense			(4,807)
Other expense			(102)
Income before provision for income taxes			$17,318

____________________________

(1) Represents the significant expense categories and amounts for each reportable operating segment that are regularly provided to the chief operating decision maker.

(2) Comprised primarily of expenses not allocated to our reportable segments.

The following tables set forth certain selected financial information for our operating segments for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Segment capital expenditures:
Production Solutions	$11,381	$14,774
Natural Gas Technologies	16,469	—
Total segment capital expenditures	27,850	14,774
Corporate and other	—	—
Total capital expenditures	$27,850	$14,774

	As of March 31,	As of December 31,
	2025	2024
Segment assets:
Production Solutions	$895,605	$886,372
Natural Gas Technologies	748,910	730,459
Total segment assets	1,644,515	1,616,831
Eliminations	(52,400)	(41,639)
Corporate and other	13,695	13,757
Total assets	$1,605,810	$1,588,949

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Note 18 – Subsequent Events

In May 2025, our Board of Directors approved a quarterly cash dividend for the Company’s shares of Class A common stock. The dividend for each share of Class A common stock will be $0.08 per share payable to holders of Class A common stock of record as of the close of business on May 14, 2025, and will be paid on May 28, 2025. Flowco LLC will also make a corresponding distribution of $0.08 per unit to its common unit holders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For further information on items that could impact our future operating performance or financial condition, see the sections entitled “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in this Quarterly Report, and “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report. We assume no obligation to update any of these forward-looking statements, except as required by law. Unless otherwise indicated or the context otherwise requires, the historical financial information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects only the historical financial results of Flowco Holdings Inc. and its consolidated subsidiaries and references to the “Company,” “we,” “our,” or “us” are to Flowco Holdings Inc. and its consolidated subsidiaries

Background and Business Overview

We are a leading provider of production optimization, artificial lift and methane abatement solutions for the oil and natural gas industry. The Company’s core technologies include high pressure gas lift (“HPGL”), conventional gas lift, plunger lift, and vapor recovery units (“VRUs”), all supported by proprietary digital tools that enable real-time remote monitoring and control to enhance efficiency and performance.

Consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources, our operations are conducted, managed and presented within the following two reportable segments:

•
Production Solutions: segment consists of our artificial lift operations, digital solutions and methane abatement technologies; and
•
Natural Gas Technologies: segment consists of our vapor recovery and natural gas systems operations.

The Production Solutions operations are critical to maximizing the economic lifespan and profitability of oil and gas wells, particularly as production naturally declines over time – especially in shale formations. The Company’s artificial lift and optimization technologies are essential in maintaining production rates and enabling wells to remain economically viable, making these offerings less discretionary and more integrated into ongoing operations.

In the Natural Gas Technologies segment, the Company also holds a leading position in the rapidly growing market for methane abatement, offering innovative VRUs and related technologies that capture fugitive emissions of methane and other hydrocarbons. These solutions not only provide economic value by monetizing captured gas, but also help customers achieve decarbonization goals and comply with increasingly stringent environmental regulations. Initially driven by safety and operational benefits, demand for these solutions has accelerated due to their strong return on investment and regulatory necessity. As a result, the Company’s offerings are viewed as indispensable in both economic and environmental contexts, providing our customers with durable earnings and stable through-cycle performance in their well productions.

Overall, we have strategically positioned ourselves to provide products and services that include a full range of equipment and technology solutions that enable our customers to efficiently and cost-effectively maximize the profitability and economic lifespan of the production phase of their operations. As a result of this strategic position, we are able to generate revenues throughout the long producing lives of oil and natural gas wells. Our products and services also integrate proprietary digital technologies that allow for remote monitoring and controls, and other enhanced uses of our equipment. We have an operating presence in every major onshore oil and natural gas producing region in the United States.

As of March 31, 2025, our Production Solutions and Natural Gas Technologies segments combined operated a fleet of over 4,400 active systems, generating consistent, recurring revenues through the long production life of wells. For a more detailed overview of our business, see Part 1. Item 1. Business and Part 1. Item 2. Properties included in our Annual Report.

Recent Developments and Trends

IPO

We consummated our IPO on January 15, 2025, in which we issued and sold 20,470,000 shares of our Class A common stock at a price of $24.00 per share, resulting in net proceeds to us of approximately $461.8 million, after deducting the underwriting discount of approximately $29.5 million.

The Transactions

The results of operations discussed in this Quarterly Report include those of Flowco LLC prior to the completion of the Transactions, including the IPO. As a result, the historical consolidated financial data may not give you an accurate indication of what our actual results would have been if the transactions described in Basis of Presentation – The Transactions had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. For more detailed discussions, see Basis of Presentation – The Transactions.

Macroeconomic Conditions and Outlook

We monitor macroeconomic conditions and industry-specific drivers and key risk factors affecting our business segments as we formulate our strategic plans and make decisions related to allocating capital and human resources. Our business segments provide products and services to support oil and natural gas production. As a result, we are substantially dependent upon global oil production levels, as well as operating expenditures and new investment activity levels in the oil and natural gas sector. Demand for our products and services is impacted by overall global demand for oil and natural gas, ongoing depletion rates of existing oil and natural gas wells, and our customers’ willingness to invest in the development of new oil and natural gas resources. Our customers determine their operating and capital budgets based on current and expected future crude oil and natural gas prices and expectation of industry cost levels, among other factors. Crude oil and natural gas prices are impacted by supply and demand, which are influenced by geopolitical, macroeconomic and local events, and have historically been subject to substantial volatility and cyclicality.

In April 2025, the Trump administration continued to push for new and significant trade policies by imposing a 10% baseline tariff on imported products with numerous U.S. global trade partners and additional individualized reciprocal tariffs on certain countries with which the U.S. has the largest trade deficits, followed by a 90-day pause in the effectiveness of some tariffs. Current uncertainties about the tariffs and their effects on trading relationships may affect costs for and availability of raw materials or contribute to inflation in the markets in which we operate and increase economic pressures on our customers. We continue to actively monitor the economic effects of the uncertainties created from these tariffs, as well as opportunities to mitigate their related impacts, costs and other effects in our business operations.

Over the mid to long-term, we expect demand for oil and natural gas exploration and production as well as new energy platforms to continue to require more advanced technology from the energy services industry. While the ongoing uncertainties persist for reasons mentioned above, we remain cautiously optimistic that our integrated scope of products and service offerings, our differentiated technologies and a strong market presence will provide us a sustained long-term growth.

Factors Affecting the Comparability of Our Financial Condition and Results of Operations

Our historical financial condition and results of operations for the periods presented may not be comparable, both from period over period and going forward, for the following reasons:

•
Selling, general and administrative expenses. We expect to incur additional selling, general and administrative expenses as a result of becoming a publicly traded company. These costs include expenses associated with our annual and quarterly reporting, tax preparation expenses, Sarbanes-Oxley (“SOX”) compliance expenses, audit fees, legal fees, directors’ and officers’ insurance, investor relations expenses, Tax Receivable Agreement administration expenses and registrar and transfer agent fees. These increases in selling, general and administrative expenses are not reflected in our historical financial statements, other than a portion of these costs incurred in 2024 in contemplation and preparation of the IPO.
•
Corporate Reorganization. For periods prior to June 20, 2024, the historical consolidated financial statements presented herein are based on the operations of our accounting predecessor, Estis. For a period subsequent to June 20, 2024, the consolidated financial statements presented are based on the combined operations of the Merging Entities. As a result, the historical consolidated financial information may not provide an accurate indication of what our actual results would have been if the 2024 Business Combination had been completed at the beginning of the earliest period presented. In addition, we entered into a Tax Receivable Agreement with the TRA Participants. This agreement generally provides for the payment by us to the TRA Participants of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize or are deemed to realize in certain circumstances as a result of certain increases in tax basis and imputed interest. We will retain the benefit of the remaining 15% of such net cash savings. For additional information regarding the Tax Receivable Agreement, see Part 1. Item 1A. Risk Factors – Risk Factors Related to our Organizational Structure in our Annual Report.
•
Income Taxes. Our accounting predecessors are a collective limited liability companies that constitute as partnerships for U.S. federal income tax purposes, and therefore are not subject to U.S. federal income taxes and the provisions for income tax calculations thereof. As the IPO occurred subsequent to the last date presented in this Quarterly Report, we do not report any income tax benefit or expense attributable to us. After the IPO, we started to be taxed as a corporation under the Internal Revenue Code and subject to U.S. federal income taxes (currently at a statutory rate of 21% of pretax earnings, as adjusted by the Internal Revenue Code), as well as state and local income taxes, for our interest ownership in Flowco LLC.
•
2025 Equity and Incentive Plan. To incentivize individuals providing services to us or our affiliates, our Board of Directors adopted an omnibus 2025 Equity and Incentive Plan (the “Equity Plan”) prior to the completion of our IPO. The Equity Plan provides for the grant, from time to time, at the discretion of our Board of Directors or a committee thereof, of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, other stock awards, substitute awards and performance awards. Any individual who is our officer or employee or an officer or employee of our affiliates, and any other person who provides services to us or our affiliates, including members of our Board of Directors, will be eligible to receive awards under the Equity Plan at the discretion of our Board of Directors. From period of January 16, 2025, to March 31, 2025, we granted 674,379 restricted stock unit (“RSU”) awards, which will vest within three years, to certain of our employees, officers, and non-employee directors. Awards of RSUs to our officers and employees will vest on the third anniversary of the grant date, while awards of RSUs to our non-employee directors will vest pro rata quarterly over three years. For these awards granted during period from January 16, 2025, to March 31, 2025, we will recognize equity compensation expenses aggregating up to $6.7 million per year, starting in 2025, over the applicable vesting terms related to these RSU issuances.
•
Redeemable Non-controlling Interests. As a result of the IPO the Transactions, Flowco Holdings became the sole managing member of Flowco LLC and consolidates entities in which it has a controlling financial interest. Consequently, the financial statements for a period prior to the IPO included in this Quarterly Report has been adjusted to combine each of the previously separated Merging Entities. For a period after the IPO, the financial position and results of operations include those of Flowco Holdings and report the redeemable non-controlling interests related to the portion of LLC Interests owned by the Continuing Equity Owners. Additionally, all shares of our Class B common stock are held by the Continuing Equity Owners, thus considered as redeemable non-controlling interest owners. The redeemable non-controlling interests will only impact financial statements presentations for all periods subsequent to the IPO. The carrying amount of the redeemable non-controlling interest is equal to the greater of (1) the carrying value of the redeemable non-controlling interest adjusted each reporting period for income or loss attributable to the redeemable non-controlling interest or (2) the redemption value. The redemption value is calculated based on the arithmetic average of the volume weighted average prices of Class A common stock on the trading day immediately prior to the end of each reporting period. Remeasurements to the redemption value of the redeemable non-controlling interest are performed at each reporting period and any required adjustments are recorded as an allocation between permanent equity and temporary equity within the condensed consolidated balance sheets. The portion of the net income or loss attributable to redeemable non-controlling interest is reported as net income or loss attributable to non-controlling interests on our condensed consolidated statements of operations.

Critical Accounting Estimates

Refer to our “Critical Accounting Estimates” included in Part II, Item 7 – Management’s Discussions and Analysis included in our Annual Report for a discussion of our critical accounting estimates.

Consolidated Results of Operations

The following discussions relating to significant line items from our condensed consolidated statements of operations are based on available information and represent our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where reasonably practicable, have quantified the impact of such items.

We currently have two operating segments: (i) Production Solutions and (ii) Natural Gas Technologies. Our corporate headquarters and certain functional departments do not earn revenues but incur costs which do not constitute business activities. Therefore, these corporate headquarters and certain functional departments do not qualify as an operating segment and have been included within corporate and other, which is also not considered a reportable segment. Corporate and other includes (i) corporate and overhead costs, and (ii) capitalized costs related to IPO and debt issuance. Corporate does not include any immaterial and aggregated operating segments. The performance of our operating segments is primarily evaluated based on revenue and segment profit or loss with respect to such segments, in addition to other measures.

three months ended March 31, 2025 Compared to three months ended March 31, 2024

	Three Months Ended March 31,
	2025	2024	Change ($)	Change (%)
Revenues
Rentals	$97,296	$46,163	$51,133	111%
Sales	95,054	20,549	74,505	363%
Total revenues	192,350	66,712	125,638	188%
Operating expenses
Cost of rentals (exclusive of depreciation and amortization disclosed separately below)	26,851	10,975	15,876	145%
Cost of sales (exclusive of depreciation and amortization disclosed separately below)	65,566	16,933	48,633	287%
Selling, general and administrative expenses	30,534	4,476	26,058	582%
Depreciation and amortization	34,119	11,712	22,407	191%
Loss on sale of equipment	(45)	389	(434)	-112%
Income from operations	35,325	22,227	13,098	59%
Other expenses
Interest expense	(5,365)	(4,807)	(558)	12%
Other expenses	(267)	(102)	(165)	162%
Total other expenses	(5,632)	(4,909)	(723)	15%
Income before provision for income taxes	29,693	17,318	12,375	71%
Provision for income taxes	(2,648)	(133)	(2,515)	1891%
Net income	27,045	$17,185	$9,860	57%
Net income attributable to redeemable non -controlling interests	20,873
Net income attributable to Flowco Holdings Inc.	$6,172

Revenue – rentals. The primary driver for the increase in average active systems was related to Flogistix’ VRUs that were added to our combined fleet as part of the 2024 Business Combination within the Natural Gas Technologies segment and Estis’ organic growth in its surface equipment rental fleet within the Production Solutions segment. The average rental rates for VRUs are generally lower than the average rental rates for surface equipment. Accordingly, the weighted average rental rate of the combined fleet during the three months ended March 31, 2025, is lower than the weighted average rental rate during the three months ended March 31, 2024, which was made up exclusively of surface equipment.

Rental revenue was $97.3 million for the three months ended March 31, 2025, an increase of $51.1 million, or 111%, from $46.2 million for the three months ended March 31, 2024. This increase in rental revenue was driven by an increase of 3,053 average active systems per month from 1,416 during three months ended March 31, 2024, to 4,448 average active systems per month during three months ended March 31, 2025; and partially offset by $3,608 decrease in average monthly price from $10,911 per unit during three months ended March 31, 2024 to $7,303 per unit during three months ended March 31, 2025.

Revenue – sales. Sales revenue was $95.1 million for the three months ended March 31, 2025, an increase of $74.5 million, or 363%, from $20.5 million for the three months ended March 31, 2024. This increase in revenue was primarily due to added revenue streams in the sales revenue category, approximately $61.4 million of downhole components sales and $13.9 million of VRU sales were added to the total sales revenue in the three months ended March 31, 2025 resulting from the 2024 Business Combination. We sell our natural gas systems through intercompany transactions for further use in the Production Solutions segment as well as sales to our customers. During the three months ended March 31, 2024, Natural Gas Technologies segment had $13.6 million intercompany natural gas system sales to the Production Solutions segment as we continued to increase the volume of active systems. Due to the change in focus of sales to third parties rather than our Production Solutions segment, intercompany sales volume of natural gas systems decreased to $9.1 million in the three months ended March 31, 2025. All intercompany revenues have been eliminated in consolidation.

Cost of rentals. Rental cost was $26.9 million in the three months ended March 31, 2025, an increase of $15.9 million, or approximately 145%, from $11.0 million for the three months ended March 31, 2024. The primary driver of this increase relates to $14.1 million of costs related to Flogistix’ VRUs as part of the 2024 Business Combination within the Natural Gas Technologies segment that were not included in the three months ended March 31, 2024 along with increased costs for equipment maintenance and repair expense, due to the increased surface equipment fleet count.

Cost of sales. Sales cost was $65.6 million for the three months ended March 31, 2025, an increase of $48.6 million, or approximately 287%, from $16.9 million for the three months ended March 31, 2024. This increase was primarily attributable to $39.6 million of costs related to Flowco Productions within the Production Solution segment and $10.0 million of costs related to Flogistix within the Natural Gas Technologies segment as part of the 2024 Business Combination, partially offset by reduced sale volumes and mix of products sold from other business operations.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2025 were $30.5 million, an increase of $26.0 million from $4.5 million for the three months ended March 31, 2024. This increase was primarily attributable to the added personnel, marketing, and sales expenses related to the 2024 Business Combination from the following segments: which consists of $10.4 million, $9.4 million and $5.8 million increases within the Production Solutions, Natural Gas Technologies and Corporate segments, respectively.

Depreciation and amortization. Depreciation and amortization was $34.1 million for the three months ended March 31, 2025 an increase of $22.4 million, from $11.7 million for the three months ended March 31, 2024. The increase in depreciation expense was primarily due to increased depreciation expense on machinery and equipment and increased amortization expense on intangible assets resulting from the 2024 Business Combination.

(Gain) loss on sale of equipment. Gain (loss) on sale of equipment had a swing of $0.4 million favorable from the three months ended March 31, 2024 to three months ended March 31, 2025. This favorable change was due to a net gain of $45.0 thousand resulting from sales of assets in the three months ended March 31, 2025 compared to a loss of $0.4 million from Estis' sale of assets in the three months ended March 31, 2024.

Interest expense. Interest expense was $5.4 million in the three months ended March 31, 2025 compared to interest expense of $4.8 million in the three months ended March 31, 2024. This increase in interest expense of $0.6 million was primarily due to increased average borrowings outstanding in the three months ended March 31, 2025, and higher average interest rates in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Other expense. Other expense was $0.3 million in the three months ended March 31, 2025 compared to $0.1 million in the three months ended March 31, 2024, an increase of approximately $0.2 million. The increase was primarily due to an increase in other non-operating expenses in three months ended March 31, 2025 related to IPO transactional expenses that were not present in the three months ended March 31, 2024.

Provision for income taxes. Provision for income taxes was $2.6 million the three months ended March 31, 2025, an increase of $2.5 million or approximately 1,891% increase from the three months ended March 31, 2024. After the consummation of the IPO, we became subject to U.S. federal, state, and local income taxes with respect to its allocable share of taxable income of Flowco Holdings at the prevailing corporate tax rates. The increase in provision for income taxes were due to these income tax obligations that were not present during the three months ended March 31, 2024 as we operated under Flowco LLC, a limited liability company, and was treated as a partnership for income tax purposes. Income tax provision for three months ended March 31, 2025 was $2.3 million. The remaining increase in provision for income taxes of $0.2 million was due to increased Texas margin tax.

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

On August 24, 2024, we entered into a credit agreement, as amended to date, by and among Flowco MasterCo (the “Parent Borrower”), Flowco Productions, Estis Intermediate and Flogistix Intermediate, as borrowers, certain other direct and indirect subsidiaries of the Parent Borrower party thereto as guarantors, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent (as amended to date, the “Credit Agreement”). The Credit Agreement was entered into in connection with a continuation and upsize of the legacy credit facility established by a legacy credit agreement with Estis and certain of its subsidiaries as loan parties hereto (“Legacy Estis Credit Agreement”).

In connection with the IPO described above, Flowco LLC used the net proceeds received from us to: (i) redeem approximately $20.9 million of Flowco LLC interests from certain non-affiliate holders and (ii) with respect to the remainder, repay indebtedness under our Credit Agreement in the amount of $440.0 million.

Sources of Liquidity and Indebtedness

As of March 31, 2025, we had $0.7 million of cash and cash equivalents. We believe existing cash and cash equivalents and cash flows from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We have historically generated cash and fund our operations primarily from cash flows from operating activities as well as availability under our Credit Agreement. Borrowings under our Credit Agreement has a maturity date of August 20, 2029, in which all principal owed is payable upon maturity. Our interest rate is Term Secured Overnight Finance Rate (“SOFR”) for one month plus 0.1% (“Adjusted REVSOFR30”) plus a contractual applicable margin based on the Company’s calculated leverage ratio, which combined approximates 6.4% per annum at the effective date with interest due monthly. If such rate is below contractual minimums, the interest rate will be calculated based on Adjusted Term SOFR Rate, Adjusted REVSOFR30 Rate or the Adjusted Daily Simple SOFR Rate. Depending upon market conditions and other factors, we may also have the ability to issue additional equity and/or debt, as needed.

Historically, our predecessors’ primary sources of liquidity were cash flows from operations, borrowings under Estis Legacy Credit Agreement and equity provided by the Original Equity Owners. Our predecessors’ primary use of capital has been for working capital purposes, to make cash distributions to the Original Equity Owners and repay indebtedness.

As of May 9, 2025, we had $175.6 million outstanding borrowings and $547.4 million available borrowing capacity under our Credit Agreement.

Additional Liquidity Requirements

As a holding company, we have no material assets other than our ownership of LLC Interests in Flowco LLC. As such, we have no independent means of generating revenue. The Flowco LLC Agreement provides for the payment of certain distributions to the Continuing Equity Owners and to us in amounts sufficient to cover the income taxes imposed on the Company with respect to the allocation of taxable income from Flowco LLC as well as to cover our obligations under the TRA and other administrative expenses.

Regarding the ability of Flowco LLC to make distributions to us, the terms of their financing arrangements (including the Credit Facility) contain covenants that may restrict Flowco LLC or its subsidiaries from paying such distributions, subject to certain exceptions. Further, Flowco LLC is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Flowco LLC (with certain exceptions), as applicable, exceed the fair value of its assets.

In addition, under the TRA, we are required to make cash payments to the Continuing Equity Owners equal to 85% of the tax benefits, if any, that we actually realize (or in certain circumstances are deemed to realize), as a result of (i) Basis Adjustments; (ii) Section 704(c) Allocations; and (iii) certain tax benefits (such as interest deductions) arising from payments made under the TRA. We expect the amount of the cash payments that we will be required to make under the TRA will be significant. The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of redemptions or exchanges by the Continuing Equity Owners, the amount of gain recognized by the Continuing Equity Owners, the amount and timing of the taxable income we generate in the future, and the federal tax rates then applicable. Any payments made by us to the Continuing Equity Owners under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us.

Additionally, in the event we declare any cash dividends, we intend to cause Flowco LLC to make distributions to us in amounts sufficient to fund such cash dividends declared by us to our stockholders. Deterioration in the financial condition, earnings, or cash flow of Flowco LLC for any reason could limit or impair their ability to pay such distributions.

If we do not have sufficient funds to pay taxes or other liabilities or to fund our operations, we may have to borrow funds, which could materially affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent we are unable to make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and therefore accelerate payments due under the TRA. In addition, if Flowco LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired.

See Part I – Item 1A. Risk Factors-Risks Related to our Organizational Structure and Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence included in our Annual Report.

Dividends

Our Board of Directors may elect to declare cash dividends on our Class A common stock, subject to our compliance with applicable law, and depending on, among other things, economic conditions, our financial condition, results of operations, projections, liquidity, earnings, legal requirements, and restrictions in the agreements governing our indebtedness. We currently intend to pay a dividend from available funds and future earnings on our Class A common stock. If and to the extent our Board of Directors declares cash dividends to our stockholders, we expect the dividend to be paid from cash flows from our operations. The timing, amount and financing of dividends, if any, will be subject to the discretion of our Board of Directors from time to time. As of March 31, 2025, we have not declared a cash dividend on our Class A common stock. Distributions to members or partners made by our predecessor entities, including distributions to members funded during 2024 in part by borrowings under our Credit Agreement, should not be viewed as indicative for future dividend payments with respect to our Class A common stock.

Cash Flow Analysis

The following table presents our summary cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$42,549	$28,233
Net cash used in investing activities	$(27,663)	$(14,745)
Net cash used in financing activities	$(18,814)	$(12,625)

Operating activities. Net cash provided by operating activities was $42.5 million in the three months ended March 31, 2025 compared to $28.2 million in the three months ended March 31, 2024, an increase of approximately $14.3 million. Operating cash flows increased primarily due to higher net income as a direct result from additional business operations from FPS and Flogistix as it relates to the 2024 Business Combination, In addition, cash outflows associated with working capital increased $28.2 million, largely due to increases in accounts receivable, inventory, other assets, partially offset by increases in accounts payable, accrued expenses and other liabilities.

Investing activities. Net cash used in investing activities was $27.7 million and $14.7 million for the three months ended March 31, 2025 and 2024, respectively. The approximately $13.0 million increase was primarily due to an increase in purchases of property, plant and equipment during the three months ended March 31, 2025.

Financing activities. Net cash used in financing activities was $18.8 million in the three months ended March 31, 2025 compared to net cash used of $12.6 million in the three months ended March 31, 2024. The $6.2 million increase in net cash used in financing activities was primarily related to $564.8 million of payments on long-term debt, $20.9 million payments to acquire the LLC Interests from the Continuing Equity Owners, $1.7 million payments related to finance lease obligations and $2.0 million of payments related to offering costs for the IPO, partially offset by $461.8 million of IPO proceeds, $104.5 million of proceeds from long-term debt and the absence of $17.0 million of distributions to the members of Estis that occurred in the three months ended March 31, 2024.

Critical Accounting Policies and Estimates

In preparing our financial statements in conformity with U.S. GAAP, we must make decisions that impact the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience, and business valuations. Actual amounts could differ from those estimated at the time the Consolidated Financial Statements are prepared.

Our significant accounting policies are described in Note 1-Description of the business and summary of significant accounting policies to our accompanying financial statements included elsewhere in this Quarterly Report on Form 10-Q. Some of those significant accounting policies require us to make difficult, subjective, or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period may have a material impact on the presentation of our financial condition, changes in financial condition, or results of operations. There have been no material changes to the Company’s critical accounting estimates since our Annual Report, except as described below.

Income Taxes

After consummation of the IPO, we became subject to U.S. federal, state, and local income taxes with respect to its allocable share of taxable income of Flowco LLC assessed at the prevailing corporate tax rates. Flowco LLC operates as a limited liability company and is treated as a partnership for income tax purposes. Accordingly, it incurs no significant liability for federal or state income taxes since the taxable income or loss is passed through to its members.

In calculating the provision for interim income taxes, in accordance with ASC Topic 740, Income Taxes, an estimated annual effective tax rate is applied to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year. This differs from the method utilized at the end of an annual period.

For annual periods, income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of deferred tax assets, we consider whether it is more-likely-than-not that the deferred tax assets will be realized. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. As of March 31, 2025, there were no known items which would result in a significant accrual for uncertain tax positions.

Redeemable Non-controlling Interests

After the IPO and Reorganization Transactions, we are the sole managing member of Flowco LLC. The redeemable non-controlling interests in the condensed consolidated statements of operations for the three months ended March 31, 2025 represent the portion of earnings attributable to the economic interest in Flowco LLC held by the Continuing Equity Owners. ASR 268 requires that the carrying amount of the redeemable non-controlling interest is equal to the greater of (1) the carrying value of the redeemable non-controlling interest adjusted each reporting period for income or loss attributable to the redeemable non-controlling interest or (2) the redemption value. The redemption value is calculated based on the arithmetic average of the volume weighted average prices of Class A common stock on the trading day immediately prior to the end of each reporting period. Remeasurements to the redemption value of the redeemable non-controlling interest are performed at each reporting period and any required adjustments are recorded as an allocation between permanent equity and temporary equity within the condensed consolidated balance sheets. The portion of the net income or loss attributable to redeemable non-controlling interest is reported as net income or loss attributable to redeemable non-controlling interests on our condensed consolidated statements of operations.

The Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the redeemable non-controlling interests to equal the redemption value at the end of each reporting period.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies to our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an emerging growth company we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our systems of internal controls over financial reporting pursuant to Section 404, (ii) provide all the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Act, (iii) comply with the requirement of the PCAOB regarding the communication of critical audit matters in the auditor’s report on the financial statements, and (iv) disclose certain executive compensation-related items, such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until we no longer meet the requirements of being an emerging growth company. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements recently adopted and not yet adopted, see the notes to the audited consolidated financial statements included in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and inflation. These market risks arise in the normal course of business. During the three months ended March 31, 2025, there have been no material changes to the information included under Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2025.

Based on the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2025 due to the material weakness in our internal control over financial reporting described below.

Previously Reported Material Weaknesses

As disclosed in Item 9A – Controls and Procedures, of our Annual Report, we previously identified material weaknesses in our internal control over financial reporting, which continues to exist as of March 31, 2025. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We identified the following material weaknesses in our internal control over financial reporting:

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
o
(i) program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately;
o
(ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel;
o
(iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored; and
o
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

Remediation Plans

We continue to take steps to address the material weaknesses, including the following:

•
hiring, and continuing to hire, additional accounting, internal audit, and information technology personnel to establish effective processes and controls, including establishing appropriate segregation of duties;
•
developing formal accounting policies, procedures and controls related to the period-end financial reporting process including designing and maintaining controls over account reconciliations, journal entries, and financial reporting and disclosures;
•
designing and maintaining processes and controls to analyze and account for non-routine, unusual or complex transactions, including review of transactions utilizing a specialist; and
•
enhancing information technology governance processes, including our program change management, computer operations, program development, and user access controls, enhancing role-based access, and implementing more robust information technology policies and procedures.

While we believe that these efforts will improve our internal control over financial reporting once implemented, these measures will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to mediation, arbitration, litigation, or claims arising in the ordinary course of business. The results of any current or future claims or proceedings cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and litigation costs, diversion of management resources, reputational harm, and other factors. We do not believe that any existing claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under Part I, Item 1A. Risk Factors in our Annual Report. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report. Except as set forth below, there have been no material changes in the risks affecting the Company since the filing of our Annual Report.

Changes to trade policy, tariffs, and import/export regulations, and uncertainties regarding the same, may have a material adverse effect on our business, financial condition and results of operations.

Our business may be affected directly and indirectly by global trade policy. In April 2025, the Trump administration continued to push for new and significant trade policies by imposing a 10% baseline tariff on imported products with numerous U.S. global trade partners and additional individualized reciprocal tariffs on certain countries with which the U.S. has the largest trade deficits, followed by a 90-day pause in the effectiveness of some tariffs. These actions have resulted in certain retaliatory tariffs on U.S. good sold in other countries. Current uncertainties about the tariffs and their effects on trading relationships may affect costs for and availability of raw materials or contribute to inflation in the markets in which we operate and increased economic pressures on our customers. Such uncertainties have also contributed to volatility in oil and gas commodity prices, which may affect demand from our customers and ultimately reduce demand for our products and services. While we will monitor such changes and attempt to mitigate increased costs and disruptions, our ability to do so may be limited by operational and supply change constraints, including in the short term. Similarly, our ability to recover any cost increases through price adjustments may be limited by competitive pressures, customer acceptance and contractual limitations. Accordingly, both uncertainties about the tariffs as well as potential actual tariffs may affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On January 16, 2025, in connection with our IPO, we issued and sold 20,470,000 shares of our Class A common stock at a price to the public of $24.00 per share. All shares issued and sold were registered pursuant to a registration statement on Form S‑1 (File No. 333-283663), as amended (the “Registration Statement”), declared effective by the SEC on January 16, 2025.

The net proceeds from our IPO were approximately $461.8 million and were used to purchase 20,470,000 newly issued LLC Interests directly from Flowco LLC at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount. In turn, Flowco LLC used the net proceeds from its sale to us of newly issued LLC Interests as follows: (i) redeem approximately $20.9 million of Flowco LLC Interests from certain non-affiliate holders and (ii) with respect to the remainder, repay $440.0 million of indebtedness under our Credit Agreement. There has been no material change in the expected use of the net proceeds from our IPO as described under the heading Use of proceeds within Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholders’ Matters and Issuer Purchases of Equity Securities, in our Annual Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b)
Material change to the procedures by which security holders may recommend nominees to the Board of Directors.

None.

(c)
Insider Trading Arrangements and Policies

During the quarterly period ended March 31, 2025, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Contribution Agreement, dated as of June 20, 2024, by and among Flowco MergeCo LLC, GEC Estis Holdings LLC, Flowco Production Solutions, L.L.C. and Flogistix Holdings, LLC	S-1	2.1	01-13-2025
3.1	Amended and Restated Certificate of Incorporation of Flowco Holdings Inc.	S-8	4.1	01-17-2025
3.2	Amended and Restated Bylaws of Flowco Holdings Inc.	S-8	4.2	01-17-2025
10.1	Master Reorganization Agreement, dated January 15, 2025, by and among the by and among the Company, Flowco MergeCo LLC, GEC Estis Holding LLC, Flowco Production Solutions, L.L.C., Flogistix Holdings LLC, each Blocker Merger Sub, each Blocker Entity and each Blocker Entity Shareholder.	8-K	10.1	01-21-2025
10.2	Tax Receivable Agreement, dated January 17, 2025, by and among the Company, Flowco MergeCo LLC and each of the undersigned parties identified therein	8-K	10.2	01-21-2025
10.3	Registration Rights Agreement, dated January 17, 2025, by and among Flowco Holdings Inc. and each other person identified on the schedule of investors attached thereto	8-K	10.3	01-21-2025
10.4	Second Amended and Restated Limited Liability Company Agreement of Flowco MergeCo LLC, dated January 17, 2025	8-K	10.4	01-21-2025
10.5	Stockholders Agreement, dated January 17, 2025, by and among Flowco Holdings Inc. and the persons and entities listed on the schedules attached thereto	8-K	10.5	01-21-2025
10.6#	Flowco Holdings Inc. 2025 Equity and Incentive Plan	S-8	10.1	01-17-2025
10.7#	Form of Restricted Stock Unit Award Agreement (Employee)	S-1	10.8	01-13-2025
10.8#	Form of Restricted Stock Unit Award Agreement (Non-Employee Director)	S-1	10.14	01-13-2025
10.9	Form of Indemnification Agreement	S-1	10.5	01-13-2025
10.18	Omnibus Agreement, dated as of March 17, 2025, by and among Flowco Holdings Inc., Flowco MergeCo LLC, and the other parties thereto	10-K	10.18	03-20-2025

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer
101 INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 to this Quarterly Report are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

# Indicates management contract or compensatory plan

+ Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10)(iv). Flowco agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flowco Holdings Inc.
Date: May 13, 2025	By:	/s/ Jonathan W. Byers
Jonathan W. Byers
Chief Financial Officer (Principal Financial Officer)