Form 10-Q
period 2025-06-30
Flowco Holdings Inc.
filed 2025-08-05
CIK 2035149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 5, 2025, the number of shares of the registrant’s Class A common stock outstanding was approximately 25,737,244, and the number of shares of the registrant’s Class B common stock outstanding was approximately 64,823,042.

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

Post-IPO Organizational Structure

Described below are the details of our organizational structure immediately following the IPO:

•
Flowco Holdings became a holding company with its principal asset consisting of LLC Interests acquired directly from Flowco LLC and indirectly from the Blocker Shareholders;
•
Flowco Holdings became the sole managing member of Flowco LLC and had a sole control of the business and affairs of Flowco LLC;
•
Flowco Holdings issued 25,721,620 LLC Interests of Flowco LLC, representing approximately 28.4% of the economic interest in Flowco LLC;
•
GEC Affiliates owned, (i) directly and indirectly, 868,557 shares of Class A common stock of Flowco Holdings, representing approximately 1.0% of the combined voting power of all of Flowco Holdings’ common stock and approximately 3.4% of the economic interest in Flowco Holdings; (ii) directly through the GEC Affiliates’ ownership of LLC Interests and indirectly through Flowco Holdings’ ownership of LLC Interests, approximately 41.9% of the economic interest in Flowco LLC; and (iii) 37,087,231 shares of Class B common stock of Flowco Holdings, representing approximately 41.0% of the combined voting power of all of Flowco Holdings’ common stock;
•
White Deer Affiliates owned, (i) directly and indirectly, 4,383,063 shares of Class A common stock of Flowco Holdings, representing approximately 4.8% of the combined voting power of all of Flowco Holdings’ common stock and approximately 17.0% of the economic interest in Flowco Holdings; (ii) directly through the White Deer Affiliates’ ownership of LLC Interests and indirectly through Flowco Holdings’ ownership of LLC Interests, approximately 16.0% of the economic interest in Flowco LLC; and (iii) 10,100,525 shares of Class B common stock of Flowco Holdings, representing approximately 11.2% of the combined voting power of all of Flowco Holdings’ common stock;
•
The Continuing Equity Owners (excluding GEC Affiliates and White Deer Affiliates) owned (i) 17,635,286 LLC Interests of Flowco LLC, representing approximately 19.5% of the economic interest in Flowco LLC and (ii) 17,635,286 shares of Class B common stock of Flowco Holdings, representing approximately 19.5% of the combined voting power of all of Flowco Holdings’ common stock; and
•
The purchasers in the IPO owned (i) 20,470,000 shares of Class A common stock (after taking into account the exercise in full of the underwriters’ option to purchase an additional 2,670,000 shares of our Class A common stock in the IPO) of Flowco Holdings, representing approximately 22.6% of the combined voting power of all Flowco Holdings’ common stock and approximately 79.6% of the economic interest in Flowco Holdings, and (ii) through Flowco Holdings’ ownership of LLC Interests, indirectly hold approximately 22.6% of the economic interest in Flowco LLC.

As the sole managing member of Flowco LLC, we operate and control all the business and affairs of Flowco LLC and, through Flowco LLC and its direct and indirect subsidiaries, conduct our business. Following the IPO, we have a minority economic interest in Flowco LLC but control the management of Flowco LLC as its sole managing member.

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

Flowco Holdings Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	As of
	June 30, 2025	December 31, 2024
	(in thousands except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$9,287	$4,615
Accounts receivable, net of allowances for credit losses of $1,526 and $1,169, respectively (Note 9)	122,768	120,353
Inventory	150,846	151,179
Prepaid expenses and other current assets	9,369	9,982
Total current assets	292,270	286,129
Property, plant and equipment, net	717,684	702,616
Operating lease right-of-use assets	16,775	19,480
Finance lease right-of-use assets	26,414	21,871
Intangible assets, net (Note 8)	287,176	302,522
Goodwill (Note 8)	249,692	249,692
Deferred tax asset	10,054	—
Other assets	6,045	6,639
Total assets	$1,606,110	$1,588,949

Liabilities, redeemable non-controlling interests and stockholders'/members' equity
Current liabilities:
Accounts payable	$33,334	$31,321
Accrued expenses	30,244	33,829
Current portion of operating lease obligations	7,391	6,809
Current portion of finance lease obligations	13,076	7,837
Deferred revenue	5,923	8,002
Total current liabilities	89,968	87,798
Long-term liabilities:
Long-term debt, net	167,051	635,916
Tax receivable agreement liability	12,484	—
Operating lease obligations, net of current portion	9,624	12,739
Finance lease obligations, net of current portion	11,980	13,389
Total long-term liabilities	201,139	662,044
Total liabilities	291,107	749,842
Commitments and contingencies (Note 16)
Redeemable non-controlling interests	1,164,654	—
Members' equity:
Members' equity	—	839,107
Total members' equity	—	839,107
Stockholders' equity:
Class A common stock, $0.0001 par value – 300,000,000 shares authorized; 25,729,432 shares issued and outstanding as of June 30, 2025; no such shares authorized, issued or outstanding as of December 31, 2024.	3	—
Class B common stock, $0.0001 par value – 150,000,000 shares authorized; 64,823,042 shares issued and outstanding as of June 30, 2025; no such shares authorized, issued or outstanding as of December 31, 2024.	6	—
Additional paid-in capital	18,113	—
Retained earnings	132,227	—
Total stockholders' equity to Flowco Holdings Inc.	150,349	—
Total liabilities, redeemable non-controlling interests and members'/stockholders' equity	$1,606,110	$1,588,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flowco Holdings Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands except share and per share amounts)
Revenues:
Rentals	$102,104	$51,579	$199,400	$97,742
Sales	91,111	41,629	186,165	62,178
Total revenues	193,215	93,208	385,565	159,920
Operating expenses:
Cost of rentals (exclusive of depreciation and amortization disclosed separately below)	27,602	12,707	54,453	23,682
Cost of sales (exclusive of depreciation and amortization disclosed separately below)	62,579	31,605	128,145	48,538
Selling, general and administrative expenses	32,683	6,716	63,217	11,192
Depreciation and amortization	33,165	14,209	67,284	25,921
Loss on sale of equipment	68	266	23	655
Income from operations	37,118	27,705	72,443	49,932
Other expenses:
Interest expenses	(6,445)	(5,506)	(11,810)	(10,313)
Other income (expenses), net	559	(1,944)	292	(2,046)
Total other expenses	(5,886)	(7,450)	(11,518)	(12,359)
Income before provision for income taxes	31,232	20,255	60,925	37,573
Provision for income taxes	(3,880)	(173)	(6,528)	(306)
Net income	27,352	$20,082	54,397	$37,267
Net income attributable to redeemable non-controlling interests	21,881		42,754
Net income attributable to Flowco Holdings Inc.	$5,471		$11,643

	Three Months Ended June 30, 2025		Period from January 16, 2025 to June 30, 2025
Earnings per share:
Basic	$0.21		$0.45
Diluted	$0.21		$0.44
Weighted average shares outstanding:
Basic	25,728,144		25,725,197
Diluted	26,195,643		26,193,327

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flowco Holdings Inc.

Condensed Consolidated Statements of Redeemable Non-Controlling Interests and Stockholders'/Members' Equity

(unaudited)

		Flowco LLC Members' Equity (prior to the Transactions) - Note 1					Flowco Holdings Stockholders' Equity
(in thousands, except number of units)	Redeemable Non- Controlling	Common Units		Class A Units		Members'	Class A Common Stock		Class B Common Stock		Additional Paid- In	Retained	Total Stockholders'
	Interests	Units	Amount	Units	Amount	Equity	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of March 31, 2024	$—	1,000	$—	5,100,000	—	$133,953	—	$—	—	$—	$—	$—	$—
2024 Business Combination issuance of units	—	(1,000)	—	4,900,000	—	854,628
Distribution to Members	—		—	—	—	(13,500)	—	—	—	—	—	—	—
Net income	—		—	—	—	20,082	—	—	—	—	—	—	—
Equity-based compensation	—		—	—	—	136	—	—	—	—	—	—	—
Balance as of June 30, 2024	$—	—	$—	10,000,000	—	$995,299	—	$—	—	$—	$—	$—	$—

Balance as of March 31, 2025	$1,675,676	—	$—	—	$—	$—	25,721,620	$3	64,823,042	$6	$—	$(370,103)	$(370,094)
Net loss prior to the Transactions and IPO	—	—	—	—	—	—	—	—	—	—	—	—	—
Reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation and crystallization of legacy equity plans	—	—	—	—	—	—	—	—	—	—	—	—	—
IPO and the Transactions	—	—	—	—	—	—	—	—	—	—	—	—	—
Increase in deferred tax asset from IPO and the Transactions, net of amounts payable under Tax Receivable Agreement	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income subsequent to the Transactions and IPO	21,881	—	—	—	—	—	—	—	—	—	—	5,471	5,471
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(53)	—	(53)
Distribution to Members	—	—	—	—	—	—	—	—	—	—	—	(18,792)	(18,792)
Stock-based compensation	—	—	—	—	—	—	7,812	—	—	—	3,029	—	3,029
Dividends declared ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	—	(2,111)	(2,111)
Impact due to change in ownership percentage	(15,137)	—	—	—	—	—	—	—	—	—	15,137	—	15,137
Subsequent measurement of redeemable non-controlling interests	(517,766)	—	—	—	—	—	—	—	—	—	—	517,762	517,762
Balance as of June 30, 2025	$1,164,654	—	$—	—	$—	$—	25,729,432	$3	64,823,042	$6	$18,113	$132,227	$150,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flowco Holdings Inc.

Condensed Consolidated Statements of Stockholders'/Members' Equity

(unaudited)

		Flowco LLC Members' Equity (prior to the Transactions) - Note 1					Flowco Holdings Stockholders' Equity
(in thousands, except number of units)	Redeemable Non- Controlling	Common Units		Class A Units		Members'	Class A Common Stock		Class B Common Stock		Additional Paid- In	Retained	Total Stockholders'
	Interests	Units	Amount	Units	Amount	Equity	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2023	$—	1,000	$—	5,100,000	$—	$133,751	—	$—	—	$—	$—	$—	$—
2024 Business Combination issuance of units	—	(1,000)	—	4,900,000	—	854,628
Distribution to Members	—	—	—	—	—	(30,500)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	37,267	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	153	—	—	—	—	—	—	—
Balance as of June 30, 2024	$—	—	$—	10,000,000	—	$995,299	—	$—	—	$—	$—	$—	$—

Balance as of December 31, 2024	$—	—	$—	10,000,000	$—	$839,107	—	$—	—	$—	$—	$—	$—
Net loss prior to the Transactions and IPO	—	—	—	—	—	(548)	—	—	—	—	—	—	—
Reorganization transactions	838,559	—	—	(10,000,000)	—	(838,559)	—	—	65,748,380	6	—	—	6
Equity-based compensation and crystallization of legacy equity plans	3,588	—	—	—	—	—	—	—	—	—	—	—	—
IPO and the Transactions	71,129	—	—	—	—	—	25,721,620	3	(925,338)	—	434,511	—	434,514
Increase in deferred tax asset from IPO and the Transactions, net of amounts payable under Tax Receivable Agreement	—	—	—	—	—	—	—	—	—	—	(52)	—	(52)
Net income subsequent to the Transactions and IPO	43,302	—	—	—	—	—	—	—	—	—	—	11,643	11,643
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(53)	—	(53)
Distribution to Members	—	—	—	—	—	—	—	—	—	—	—	(18,792)	(18,792)
Stock-based compensation	—	—	—	—	—	—	7,812	—	—	—	4,403	—	4,403
Dividends declared ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	—	(2,111)	(2,111)
Impact due to change in ownership percentage	(15,137)	—	—	—	—	—	—	—	—	—	(55,992)	—	(55,992)
Subsequent measurement of redeemable non-controlling interests	223,213	—	—	—	—	—	—	—	—	—	(364,704)	141,487	(223,217)
Balance as of June 30, 2025	$1,164,654	—	$—	—	$—	$—	25,729,432	$3	64,823,042	$6	$18,113	$132,227	$150,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flowco Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Cash flows from operating activities
Net income	$54,397	$37,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,284	25,921
Provision for inventory obsolescence	1,274	727
Amortization of operating right-of-use assets	4,011	515
Amortization of deferred financing costs	674	200
Loss on sale of equipment	23	655
Gain on lease termination	(263)	—
Stock-based compensation	7,991	153
Provision for deferred income taxes	1,428	—
Allowance for credit losses	941	388
Changes in operating assets and liabilities:
Accounts receivable	(3,356)	(3,355)
Inventory	(941)	(4,138)
Prepaid expenses and other current assets	614	(1,338)
Other assets and liabilities	(66)	—
Accounts payable - trade	2,014	(3,882)
Accrued expenses	(6,695)	(2,428)
Deferred revenue	(2,079)	—
Operating lease liabilities	(3,591)	(514)
Finance lease liabilities	1,067	—
Net cash provided by operating activities	124,727	50,171
Cash flows used in investing activities
Additions to property, plant and equipment	(63,620)	(27,480)
Proceeds from sale of property, plant and equipment	270	29
Net cash acquired in 2024 Business Combination	—	3,088
Payment for capitalized patent costs	(95)	—
Net cash used in investing activities	(63,445)	(24,363)
Cash flows used in financing activities
Issuance of Class A common stock in IPO, net of underwriting discount	461,803	—
Payment of offering costs	(2,458)	—
Payments on long-term debt	(706,683)	(51,480)
Proceeds from long-term debt	237,817	62,556
Payments on finance lease obligations	(5,663)	(1,330)
Proceeds on finance lease terminations	313	—
Purchase of LLC Interests from Continuing Equity Owners	(20,876)	—
Payment of debt issuance costs	(13)	—
Distributions to members of Flowco LLC	(18,792)	(30,500)
Dividends paid to Flowco Holdings Inc. shareholders	(2,058)	—
Net cash used in financing activities	(56,610)	(20,754)
Net increase (decrease) in cash and cash equivalents	4,672	5,054
Cash and cash equivalents
Beginning of period	4,615	—
End of period	$9,287	$5,054

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

The Company is a leading provider of production optimization, artificial lift and methane abatement solutions for the oil and natural gas industry. The Company's products and services include a full range of equipment and technology solutions that enable real-time remote monitoring and control to maximize efficiencies of its products and services. The Company generates revenues throughout the long producing lives of oil and gas wells. The Company's core technologies include high pressure gas lift (“HPGL”), conventional gas lift, plunger lift and vapor recovery unit (“VRU”) solutions. As of June 30, 2025, the Company operates a fleet of over 4,400 active systems.

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

As of June 30, 2025, the Company owns 28.4% of economic interests in Flowco LLC.

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

Basis of Presentation

The unaudited condensed consolidated financial statements accompany these notes include the financial statements of the Company, all entities that are wholly owned by the Company and all entities in which the Company has a controlling financial interest. All intercompany transactions and balances have been eliminated in the consolidation process. The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position, results of operations, and cash flows for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2024, was derived from audited annual financial statements but does not contain all the footnote disclosures from the Annual Report.

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

The redeemable non-controlling interests in the condensed consolidated statements of income for the three and six months ended June 30, 2025, represent the portion of earnings attributable to the economic interest in Flowco LLC held by the Continuing Equity Owners. The redeemable non-controlling interests in the condensed consolidated balance sheets as of June 30, 2025, represents the portion of the net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of June 30, 2025, the combined economic interest of redeemable non-controlling interests was 71.6%.

Note 2 - Summary of Significant Accounting Policies

Included below are selected significant accounting policies including those that were added or modified during the six months ended June 30, 2025 as a result of new transactions entered into or the adoption of new accounting policies. Refer to Note 1 – Nature of Operations in the Annual Report for the full list of our significant accounting policies.

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

Income Taxes

After the consummation of the IPO, the Company became subject to U.S. federal, state and local income taxes with respect to its allocable share of taxable income of Flowco LLC assessed at the prevailing corporate tax rates. Flowco LLC operates as a limited liability company and is treated as a partnership for income tax purposes. Accordingly, Flowco LLC does not incur significant liability for federal or state income taxes since the taxable income or loss is passed through to its members. Flowco LLC incurs liabilities for certain state taxes payable directly by it, primarily related to Texas margin tax, which are not significant and for which the expense is included in the provision for income

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

taxes in the accompanying condensed consolidated statement of income for the three and six months ended June 30, 2025 and 2024.

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

The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more likely-than-not threshold of being sustained. The Company records interest (and penalties where applicable), net of any applicable related income tax benefit, on potential income tax contingencies as a component of income tax provision. The Company did not have any uncertain tax position as of June 30, 2025.

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

See Note 14 – Stock-based Payments, for addition information on the Company’s stock-based compensation plans and awards.

Earnings per Share

Basic earnings per share is computed by dividing net earnings attributable to the Company by the weighted average number of common shares/units outstanding during the period. Diluted earnings per share is computed by dividing net earnings attributable to the Company by the weighted-average share outstanding during the period after adjusting for the impact of securities that would have a dilutive effect on earnings per share.

Earnings per share is presented for the periods from after the IPO, January 16, 2025, to June 30, 2025, and for the three months ended June 30, 2025. Prior to the IPO the membership structure consisted of Common Units and Class A Units. Flowco Holdings’ current capital structure is not reflective of the capital structure of Flowco LLC prior to the IPO and the Transactions. Therefore, earnings per share has not been presented for the period of the year prior to the IPO or for the three and six months ended June 30, 2024.

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

As of June 30, 2025, and December 31, 2024, the Company’s financial instruments primarily consisted of cash and cash equivalents, trade accounts receivable, trade accounts payable, a derivative instrument in a form of earnout liability, and long-term debt. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short-term maturities. Our five-year senior secured revolving credit facility (the “Revolving Credit Facility”) applies floating interest rates to amounts drawn under the facility; therefore, the carrying amount of our Revolving Credit Facility also approximates its fair value. The earnout liability was considered to be a Level 3 fair value measurement as the significant inputs are unobservable and require significant judgment or estimation. Management engaged a third-party valuation specialist to determine the fair value of the earnout liability as of the acquisition date. In the initial measurement, the earnout liability was valued using a Monte Carlo simulation in a risk-neutral framework based on forecasted gross revenue. As of June 30, 2025, the fair

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

value of the contingent earnout liability did not materially change from the amount as of December 31, 2024, included in the Annual Report. As of June 30, 2025, the fair value of the contingent earnout liability was approximately $0.5 million and is included within accrued expenses in the accompanying condensed consolidated balance sheets.

The Company did not have any other assets or liabilities that were measured at fair value on a recurring or non-recurring basis as of June 30, 2025.

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

In March 2024, FASB issued ASU No. 2024-01, Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. ASU 2024-01 provides an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718. ASU 2024-01 is effective for public business

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

entities for fiscal years beginning after December 15, 2024 and December 15, 2025 for all other entities. The Company is currently evaluating the impact of ASU 2024-01 on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregated of Income Statement Expenses. ASU 2024-03 requires companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. ASU 2025-03 provides clarifying guidance on determining the accounting acquirer in certain transactions involving VIEs. This update aims to improve consistency and comparability in financial reporting and will be effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. Implementation of ASU 2025-03 requires a prospective application. The Company is currently reviewing the provisions of this update and does not expect the adoption of ASU 2025-03 to have a material impact on its consolidated financial statements.

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

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

The following table presents the consideration transferred and fair value of Flogistix assets acquired and liabilities assumed in accordance with ASC 805 (in thousands):

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

The following table presents the consideration transferred and fair value of FPS assets acquired and liabilities assumed in accordance with ASC 805 (in thousands):

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
	$194,000

The following table presents certain unaudited pro forma financial information for the six months ended June 30, 2024, as if the 2024 Business Combination had been completed on January 1, 2024 (in thousands):

Six Months Ended June 30,
2024
Pro forma net sales	$358,823
Pro forma net income	$64,666

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

During the six months ended June 30, 2025, there have been no material changes to the preliminary purchase price allocation disclosed in our Annual Report regarding this business combination.

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

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Disaggregation of Revenues

The following table presents our third-party revenue from contracts with customers by reportable segment (see Note 17 – Segment Information) and disaggregated by major product and service lines, timing of revenue recognition, and geographical markets for the three and six months ended June 30, 2025 (in thousands):

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
Segments	Production Solutions	Natural Gas Technologies	Other and Eliminations	Total	Production Solutions	Natural Gas Technologies	Other and Eliminations	Total
Major Product/Service Lines
Surface Equipment (1)	$57,832	$—	$—	$57,832	$112,430	$—	$—	$112,430
Downhole Components	70,413	—	—	70,413	131,807	—	—	131,807
Vapor Recovery (1)	—	57,801	(54)	57,747	—	114,417	(99)	114,318
Natural Gas Systems	—	24,241	(17,018)	7,223	—	53,122	(26,112)	27,010
Total	$128,245	$82,042	$(17,072)	$193,215	$244,237	$167,539	$(26,211)	$385,565
Timing of Revenue Recognition
Goods transferred at a point in time	$70,413	$37,770	$(17,072)	$91,111	$131,807	$80,569	$(26,211)	$186,165
Services transferred over time	57,832	44,272	—	102,104	112,430	86,970	—	199,400
Total	$128,245	$82,042	$(17,072)	$193,215	$244,237	$167,539	$(26,211)	$385,565
Geographical Markets
United States	$124,945	$81,802	$(17,072)	$189,675	$238,403	$167,100	$(26,211)	$379,292
International	3,300	240	—	3,540	5,834	439	—	6,273
Total	$128,245	$82,042	$(17,072)	$193,215	$244,237	$167,539	$(26,211)	$385,565

____________________________

(1) All of revenue for these service lines are recognized in accordance with ASC 842 as described within the Revenue Recognition section above.

The following table presents our third-party revenue from contracts with customers by reportable segment (see Note 17 – Segment Information) and disaggregated by major product and service lines, timing of revenue recognition, and geographical markets for the three and six months ended June 30, 2024 (in thousands):

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
Segments	Production Solutions	Natural Gas Technologies	Other and Eliminations	Total	Production Solutions	Natural Gas Technologies	Other and Eliminations	Total
Major Product/Service Lines
Surface Equipment (1)	$46,990	$—	$—	$46,990	$93,153	$—	$—	$93,153
Downhole Components	9,636	—	—	9,636	9,636	—	—	9,636
Vapor Recovery (1)	—	9,918	—	9,918	—	9,918	—	9,918
Natural Gas Systems	—	32,819	(6,155)	26,664	—	66,967	(19,754)	47,213
Total	$56,626	$42,737	$(6,155)	$93,208	$102,789	$76,885	$(19,754)	$159,920
Timing of Revenue Recognition
Goods transferred at a point in time	$9,636	$38,148	$(6,155)	$41,629	$9,636	$72,296	$(19,754)	$62,178
Services transferred over time	46,990	4,589	—	51,579	93,153	4,589	—	97,742
Total	$56,626	$42,737	$(6,155)	$93,208	$102,789	$76,885	$(19,754)	$159,920
Geographical Markets
United States	$56,358	$42,737	$(6,155)	$92,940	$102,521	$76,885	$(19,754)	$159,652
International	268	—	—	268	268	—	—	268
Total	$56,626	$42,737	$(6,155)	$93,208	$102,789	$76,885	$(19,754)	$159,920

___________________________

(1) All of revenue for these service lines are recognized in accordance with ASC 842 as described within the Revenue Recognition section above.

Deferred Revenue

As of June 30, 2025, the Company had a deferred revenue balance of $5.9 million compared to the December 31, 2024 balance of $8.0 million. Deferred revenue represents our obligation to transfer products to or perform services for a customer for which we have received cash or billed in advance. The revenue that has been deferred will be recognized upon product delivery or as services are performed. As of June 30, 2025, the Company did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Note 5 – Inventory

Inventory consists of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Components, parts and materials	$87,577	$90,230
Work in progress	16,141	17,780
Finished goods	52,668	48,221
Inventory	156,386	156,231
Less: inventory allowance	(5,540)	(5,052)
Inventory, net	$150,846	$151,179

Note 6 – Property, Plant and Equipment

Property, plant and equipment consist of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Land	$1,822	$1,822
Buildings	3,298	3,297
Furniture and fixtures	5,728	5,263
Software	5,780	3,659
Machinery and equipment	919,324	857,900
Vehicles	6,045	5,889
Leasehold improvements	9,813	8,269
Construction in progress	4,264	7,148
Property, plant and equipment	956,074	893,247
Less: accumulated depreciation	(238,390)	(190,631)
Property, plant and equipment, net	$717,684	$702,616

The Company’s rental fleet included in machinery and equipment was $881.9 million (approximately $653.4 million, net of accumulated depreciation) as of June 30, 2025 and $799.5 million (approximately $620.0 million, net of accumulated depreciation) as of December 31, 2024.

Depreciation expenses for the six months ended June 30, 2025 and 2024 were approximately $47.8 million and $23.0 million, respectively.

The Company reviews long-lived tangible assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and changes may include significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in our business strategy, among others. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to estimated future undiscounted net cash flows expected to be generated by the asset. Impairment losses are recognized in the period in which the impairment occurs and represent the excess of the asset carrying value over its fair value estimated using future discounted net cash flows. No impairment was recorded for the six months ended June 30, 2025 and 2024.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Note 7 – Leases

Amounts Recognized in the Condensed Consolidated Balance Sheets

The condensed consolidated balance sheets consist of the following amounts relating to operating and finance leases (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Operating right-of-use assets
Real property	$16,775	$19,480
	$16,775	$19,480
Operating lease liabilities
Current	$7,391	$6,809
Non-current	9,624	12,739
	$17,015	$19,548

	As of June 30,	As of December 31,
	2025	2024
Finance right-of-use assets
Vehicles	$26,414	$21,871
	$26,414	$21,871
Finance lease liabilities
Current	$13,076	$7,837
Non-current	11,980	13,389
	$25,056	$21,226

Additions to the right-of-use assets during the six months ended June 30, 2025 and 2024, were approximately $10.2 million and $1.5 million, respectively. Disposals of the right-of-use assets during the six months ended June 30, 2025 and 2024, were approximately $4.0 million and $0.5 million, respectively.

The weighted average lessee’s incremental borrowing rate applied to the operating and finance lease liabilities on June 30, 2025 was 6.7% and 7.2%, respectively. The weighted average lessee’s incremental borrowing rate applied to the operating and finance lease liabilities on December 31, 2024 was 6.7% and 8.0%, respectively. The weighted average remaining lease term for operating and finance lease on June 30, 2025 was 3.43 years and 2.14 years, respectively. The weighted average remaining lease term for operating and finance lease on December 31, 2024 was 3.77 years and 2.10 years, respectively.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Amounts Recognized in the Condensed Consolidated Statements of Operations

The condensed consolidated statements of operations consist of the following amounts relating to leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization of real property operating right-of-use assets
(included in general and administrative expenses)	$1,959	$354	$4,011	$515
Interest expense (recovery) of vehicles finance right-of-use assets
(included in interest expense)	$1,794	$(203)	$2,831	$369
Depreciation of vehicles finance right-of-use assets
(included in depreciation and amortization)	$1,587	$848	$3,741	$904

Variable lease expense	$—	$—	$—	$—
Short-term lease expense	$177	$25	$402	$25

The below table shows the total cash outflows for leases for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating cash flows from operating leases	$1,743	$514	$3,591	$514
Financing cash flows from finance leases	2,834	221	5,663	1,330
Total cash outflows for leases	$4,577	$735	$9,254	$1,844

The table below reconciles the undiscounted future minimum operating and finance lease payments to the operating and finance lease liabilities recorded on the balance sheet as of June 30, 2025 (in thousands):

	Operating Lease	Finance Lease
Remainder of 2025	$4,462	$7,467
2026	6,871	11,761
2027	3,498	6,251
2028	1,665	1,150
2029	1,198	557
Thereafter	1,315	230
Total future minimum lease payments	19,009	27,416
Less: Amount of lease payments representing interest	(1,994)	(2,360)
Present values of future minimum lease payments	$17,015	$25,056

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Lessor Accounting

Rental agreements are for the rental of our compressor systems to customers. Rental revenue for the six months ended June 30, 2025 and 2024, were approximately $199.4 million and $97.7 million, respectively. Revenue related to these rental agreements is reflected as rental revenue in the condensed consolidated statements of operations.

Scheduled future minimum lease payments to be received by the Company as of June 30, 2025 for each of the next five years is as follows (in thousands):

Amount
Remainder of 2025	$100,334
2026	98,838
2027	48,307
2028	4,415
2029	—
Thereafter	—
Total	$251,894

Note 8 – Goodwill and Intangible Assets, Net

Goodwill

The following table summarizes the activity in goodwill balance for periods presented below (in thousands):

	Natural Gas Technologies			Production Solutions			Total
	Goodwill	Accumulated Impairment Losses	Goodwill, net of Accumulated Impairment	Goodwill	Accumulated Impairment Losses	Goodwill, net of Accumulated Impairment	Goodwill, net of Accumulated Impairment
Balance as of December 31, 2023	$—	$—	$—	$7,596	$(5,372)	$2,224	$2,224
Additions to goodwill	—	—	—	—	—	—	—
Goodwill impairment	—	—	—	—	—	—	—
Balance as of June 30, 2024	$—	$—	$—	$7,596	$(5,372)	$2,224	$2,224

Balance as of December 31, 2024	$66,325	$—	$66,325	$188,739	$(5,372)	$183,367	$249,692
Additions to goodwill	—	—	—	—	—	—	—
Goodwill impairment	—	—	—	—	—	—	—
Balance as of June 30, 2025	$66,325	$—	$66,325	$188,739	$(5,372)	$183,367	$249,692

Goodwill is not subject to amortization but is tested for impairment on an annual basis or more frequently if indicators arise. No events or changes in circumstances were present as of June 30, 2025, which indicated the fair value of any of the Company's reporting unit was below the respective carrying amount. As such, no goodwill impairment expense was recorded during the three and six months ended June 30, 2025.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Intangible Assets

Intangible assets, net, consist of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$97,354	(12,902)	$84,452	$97,350	$(9,221)	$88,129
Trade name	61,010	(8,896)	52,114	61,010	(5,845)	55,165
Customer relationships	168,340	(19,580)	148,760	168,340	(11,350)	156,990
Non-compete agreement	2,048	(664)	1,384	2,048	—	2,048
Patent	474	(8)	466	193	(3)	190
Total	$329,226	$(42,050)	$287,176	$328,941	$(26,419)	$302,522

Amortization expense totaled $15.7 million and $1.8 million for the six months ended June 30, 2025 and 2024, respectively.

The Company reviews finite-lived identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. If such indicators are present, the Company performs a recoverability test by comparing the estimated future undiscounted net cash flows expected to be generated by the asset group to its carrying amount. If the carrying amount of the asset group exceeds the estimated future undiscounted net cash flows, an impairment loss is recognized in the period in which the impairment occurs and represents the excess of the asset carrying value over its estimated fair value. During the six months ended June 30, 2025 and 2024, the Company did not record any impairment associated with its finite-lived identifiable intangible assets.

As of June 30, 2025, the weighted average remaining useful lives for the Company's intangible assets are as follows:

Developed technology	13.2 Years
Trade name	9.1 Years
Customer relationships	9.7 Years
Non-compete agreement	2.3 Years
Patent	19 Years

Amortization expense is classified in operating expenses on the accompanying consolidated statements of operations. Estimated future amortization expense as of June 30, 2025 for each of the next five years and thereafter is as follows (in thousands):

Remainder of 2025	$15,630
2026	31,259
2027	31,145
2028	30,379
2029	29,424
Thereafter	149,339
$287,176

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Note 9 – Supplemental Information to the Condensed Consolidated Financial Statements

Allowance for Credit Losses

The following table summarizes the change in the accounts receivable allowance for credit losses for the periods presented (in thousands):

	As of June 30,
	2025	2024
Accounts receivable allowance for credit losses, beginning of period	$1,169	$1,259
Write-offs	(292)	(195)
Expense	649	583
Accounts receivable allowance for credit losses, end of period	$1,526	$1,647

Contract Balances

The following table provides information about accounts receivable and deferred revenues from contracts with customers (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Accounts receivable, net	$122,768	$120,353
Deferred revenue	$5,923	$8,002

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

The following table presents a reconciliation of contract liabilities for the periods presented (in thousands):

	As of June 30,
	2025	2024
Deferred revenue, beginning of period	$8,002	$1,515
Acquired from 2024 Business Combination	—	2,920
Deposits received	10,988	2,074
Revenue recognized	(13,067)	(2,424)
Deferred revenue, end of period	$5,923	$4,085

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Accrued Liabilities

Accrued liabilities as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Accrued payroll and employee expenses	$18,259	$17,102
Accrued taxes	6,535	7,284
Customer deposits	259	530
Accrued interest	1,746	3,557
Accrued IPO costs	—	1,687
Other accrued liabilities	3,445	3,669
Total accrued expenses	$30,244	$33,829

Supplemental Cash Flow Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Supplemental disclosures of investing and financing activities
Cash paid for interest	$2,703	$276	$6,977	$374
Cash paid for income taxes	$5,100	$—	$5,100	$—
Supplemental schedule of non-cash activities
Issuance of 64,823,042 shares of Class B common stock to the Continuing Equity Owners, net of redemption of certain LLC Interests and Blocker Shareholders' exchange to Class A shares	$—	$—	$—	$—
Issuance of 5,251,620 shares of Class A common stock to the Blocker Shareholders in exchange of LLC Interests	$—	$—	$—	$—
Establishment of deferred tax asset under Tax Receivable Agreement and at the IPO	$(119)	$—	$10,054	$—
Establishment of liabilities under Tax Receivable Agreement in the IPO	$—	$—	$12,484	$—
Lease liabilities arising from obtaining operating right-of-use assets	$438	$—	$783	$—
Lease liabilities arising from obtaining financing right-of-use assets	$5,623	$365	$9,426	$1,474

Note 10 – Long-Term Debt

Long-term debt consists of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Revolving Credit Facility	$167,051	$635,916
Total debt	167,051	635,916
Less: Current maturities	—	—
Total long-term debt, net	$167,051	$635,916

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Revolving Credit Facility

On August 20, 2024, Flowco LLC and its subsidiaries (the “Borrowers”) entered into a credit agreement (the “Credit Agreement”), which provided for an initial $700 million, five-year senior secured revolving credit facility (the "Revolving Credit Facility"). The Credit Facility modifies the Estis revolving credit facility (the “Estis Credit Facility”), and settled all outstanding indebtedness under the then existing agreements. The Credit Agreement was further amended on November 27, 2024, pursuant to which the aggregate revolving commitment was increased to $725.0 million. The Company has the ability to request the issuance of letters of credit under the Revolving Credit Facility in an aggregate amount of up to $20 million. As of June 30, 2025, the Company had $0.5 million of outstanding letters of credit. The Company also has the ability to borrow swingline loans under the Revolving Credit Facility in an aggregate principal amount of up to $50 million.

The Revolving Credit Facility matures on August 20, 2029, and can be used for working capital, capital expenditures, and acquisitions.

The borrowing base is determined by eligible accounts receivable, inventory, and equipment values, subject to reserves. Borrowing availability depends on the lesser of the aggregate revolving commitment or borrowing base, minus outstanding loans and letters of credit. Borrowings can be based on either an alternate base rate (ABR) or a term SOFR rate, with interest margins ranging from 0.75% to 2.50%, depending on the total leverage ratio. As of June 30, 2025, the Company had $167.1 million outstanding under the facility at a 4.42% SOFR rate plus a 1.75% margin, for an all-in rate of 6.17%.

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

The Borrowers were in compliance with all covenants as of and for the three months ended June 30, 2025.

The debt issuance costs are being amortized to interest expense over the life of the Revolving Credit Facility. Unamortized debt issuance costs are included in other assets in the accompanying condensed consolidated balance sheets. The Company recorded $11.8 million and $10.3 million interest expense for the six months ended June 30, 2025 and 2024, respectively, related to the Revolving Credit Facility and the Estis Credit Facility, respectively.

The schedule of future maturities of long-term debt as of June 30, 2025, consists of the following (in thousands):

Amount
Remainder of 2025	$—
2026	—
2027	—
2028	—
2029	167,051
Thereafter	—
Total debt	$167,051

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

As the Company had no business transactions or activities prior to the IPO, no income taxes were incurred for the period from January 1, 2025, to January 15, 2025. For the three months ended June 30, 2025 and the period from January 16, 2025, to June 30, 2025, the Company recorded income tax expense of $3.9 million and $6.5 million, respectively, which includes $0.6 million and $1.0 million of Texas margin tax. The Company’s effective tax rate was 12.2% and 10.6% for the three months ended June 30, 2025 and the period from January 16, 2025, to June 30, 2025, respectively. Significant reconciling items between this effective rate and the U.S. federal statutory tax rate of 21% are primarily related to the absence of taxes on income allocable to redeemable non-controlling interests and additional valuation allowance recorded during the three and six months ended June 30, 2025.

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

In connection with the IPO and the Transactions, the Company entered into the TRA with the Continuing Equity Owners that provides for the payment by the Company to such the Continuing Equity Owners of 85% of the benefits, that the Company realizes, or is deemed to realize, as a result of (i) future redemptions funded by the Company or exchanges of Common Units of Flowco LLC for the Company’s Class A common stock, and (ii) the Company’s allocable share of existing tax basis acquired in its IPO and other tax benefits related to entering into the TRA. As of June 30, 2025, the total amount due under the TRA was $12.5 million.

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

Current Equity Structure Post IPO

The following table summarizes the capitalization and voting rights of the Company’s classes of stock as of June 30, 2025:

	Authorized	Issued & Outstanding	Votes per Share	Economic Rights
Preferred stock	10,000,000	—	N/A	N/A

Common stock:
Class A	300,000,000	25,729,432	1	Yes
Class B	150,000,000	64,823,042	1	No

The Company’s board of directors (“Board of Directors”) is authorized to direct the Company to issue shares of preferred stock in one or more series and its discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through June 30, 2025, no series of preferred stock have been issued.

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

As of June 30, 2025, the Company holds a 28.4% economic interest in Flowco LLC through its ownership of 25,729,432 LLC Interests but consolidates Flowco LLC as sole managing member. The remaining 64,823,042 LLC Interests representing an 71.6% interest are held by the Continuing Equity Owners.

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

The ownership of the LLC Interests as of June 30, 2025, is summarized as follows:

	June 30, 2025		December 31, 2024
	Shares	Ownership %	Shares	Ownership %
Flowco Holdings interest in Flowco LLC	25,729,432	28.4%	n/a	n/a	%
Continuing Equity Owners' interest in Flowco LLC	64,823,042	71.6%	n/a	n/a	%
	90,552,474	100.0%	n/a	n/a	%

Distributions to Members

As a limited liability company treated as a partnership for income tax purposes, Flowco LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. Under the LLC

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Agreement, Flowco LLC is required to distribute cash, to the extent that Flowco LLC has cash available, on a pro rata basis to its members, including the Company, to the extent necessary to cover the Company’s tax liabilities, if any, with respect to each member’s share of Flowco LLC’s taxable earnings. Additionally, the Company may also, from time to time, make supplemental tax distributions to the extent a member, other than the Company, has an assumed tax liability in excess of the distributions made; however, these supplemental distributions must be made on a pro rata basis to all members, including the Company.

During the three months ended June 30, 2025, Flowco LLC made total distributions of approximately $18.8 million and $7.5 million to the Continuing Equity Owners and the Company, respectively.

Note 13 – Earnings per Share

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

Earnings per share is presented for the period from after the IPO, January 16, 2025, to June 30, 2025 and for the three months ended June 30, 2025. Prior to the IPO the membership structure consisted of Common Units and Class A Units. Flowco Holdings’ current capital structure is not reflective of the capital structure of Flowco LLC prior to the IPO and the Transactions. Therefore, earnings per share has not been presented for the period of the year prior to the IPO or for the three and six months ended June 30, 2024.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income per share of Class A common stock for the periods following the Transactions (in thousands, except per share amounts):

(in thousands, except share and per share data)	Period from April 1, 2025 to June 30, 2025	Period from January 16, 2025 to June 30, 2025
Numerator:
Net income attributable to Flowco Holdings, Basic	$5,471	$11,643
Add: Net income impact from assumed redemption of all LLC Interests to common stock	—	—
Less: Income tax expense on net income attributable to NCI at 22.2%	—	—
Net income attributable to Flowco Holdings, Diluted	$5,471	$11,643

Denominator:
Weighted average shares of common stock outstanding, Basic	25,728,144	25,725,197
Dilutive effects of:
LLC Interests that are exchangeable to common stock	—	—
Unvested RSU's	467,498	468,130
Weighted average shares of common stock outstanding, Diluted	26,195,643	26,193,327

Basic earnings per share	$0.21	$0.45
Diluted earnings per share	$0.21	$0.44

The Company did not add back the net income attributable to the redeemable non-controlling interests above due to the antidilutive impact to the diluted earnings per share calculation. Accordingly, the weighted average common shares outstanding in the diluted computation per share also excludes the inclusion of all outstanding LLC Interests assumed to be redeemed and exchanged with the shares of Class A common stock rather than cash-settle.

The dilutive impact of LLC Interests assumed to be redeemed in exchange for the issuance of Class A common stock was included in the computation of diluted earnings per share under the if-converted method for the period from January 16, 2025, to June 30, 2025 and for the three months ended June 30, 2025. The impact of unvested RSUs was dilutive and has been included using the treasury stock method.

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

Under the Equity Plan, 6,000,000 shares of Class A common stock were initially reserved for issuance, which shares may be granted pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, RSUs, and other stock-based awards. The maximum number of shares that are subject to awards under the Equity Plan is subject to an annual increase equal to the lesser of 2% of the number of Class A shares common stock

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

issued and outstanding on December 31 of the immediately preceding calendar year and an amount determined by our Board of Directors. No more than 6,000,000 shares of Class A common stock in the aggregate may be issued under the Equity Plan in connection with incentive stock options. As of June 30, 2025, 5,325,621 shares of Class A common stock are available for future grant under the Equity Plan.

In January and February 2025, the Company granted an aggregate of 674,379 RSUs to certain of the Company’s executives and employees and non-employee directors in conjunction with the Equity Plan with an aggregate grant date fair value of $20.0 million. The RSU awards to executives and employees cliff vest in full on the third anniversary of the grant date of the award, subject to employee’s continued employment. The RSU awards to non-employee directors vest in twelve equal installments on each of the first twelve quarterly anniversaries following the grant date of the award, subject to such non-employee director continuing in service through such date. Only the RSUs awarded to employees will accelerate and vest in full upon a change in control (as defined in the Equity Plan). The Company did not grant any additional RSUs in the three months ended June 30, 2025.

During the three months ended June 30, 2025, the Company recognized vesting and forfeitures of 7,812 and 8,333 RSUs, respectively. As of June 30, 2025, 658,234 RSUs are outstanding and remain unvested with a weighted average fair value of $29.71 per share. Total compensation expense for RSUs was approximately $3.0 million and $4.4 million for the three and six months ended June 30, 2025, respectively, and is included in selling, general and administrative costs in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2025.

The unamortized compensation cost related to RSUs of approximately $13.7 million as of June 30, 2025 is expected to be recognized over a weighted-average period of approximately 2.6 years.

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

The Company’s matching contributions amounted to approximately $2.1 million and $0.3 million during the six months ended June 30, 2025 and 2024, respectively. The Company’s matching contributions amounted to approximately $1.1 million and $0.2 million during the three months ended June 30, 2025 and 2024, respectively.

Note 16 – Commitments and Contingencies

The Company is, and from time to time may be, subject to various claims and legal proceedings which arise in the ordinary course of business. In the opinion of management, there are no legal matters that are likely to have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows. The Company has insurance coverage that covers employment practices and other fiduciary liabilities on employees.

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

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

(the chief operating decision maker or “CODM”) to assess segment performance and allocate resources among segments. The Company’s two reportable operating segments are as follows:

•
Production Solutions: relates to rental, sale and services related to high pressure gas lift, conventional gas lift and plunger lift. This segment includes rental, sales, and service revenues.
•
Natural Gas Technologies: relates to the design, manufacturing, rental, sale and servicing of vapor recovery and natural gas systems. This segment includes rental, sales, service revenues and methane abatement technology.

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

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

The below tables contain revenues and certain expenses regularly presented to the CODM in order to make decisions regarding the Company's business, including resource allocation and performance assessments, as well as the current focus in compliance with ASC 280, Segment Reporting, for the periods presented (in thousands):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Production Solutions	Natural Gas Technologies	Total	Production Solutions	Natural Gas Technologies	Total

Revenues from external customers	$128,245	$64,970	$193,215	$244,237	$141,328	$385,565
Intersegment revenues	—	17,072	17,072	—	26,211	26,211
Total revenues	128,245	82,042	210,287	244,237	167,539	411,776
Elimination of intersegment revenue			(17,072)			(26,211)
Total consolidated revenues			193,215			385,565
Less:
Cost of revenues from external customers (1)	60,114	30,067	90,181	112,437	70,161	182,598
Intersegment cost of revenue	98	16,974	17,072	98	26,113	26,211
Total cost of revenues	60,212	47,041	107,253	112,535	96,274	208,809
Elimination of intersegment cost of revenue			(17,072)			(26,211)
Total consolidated cost of revenue			90,181			182,598
Selling, general and administrative expenses (1)	15,149	8,706	23,855	29,826	18,760	48,586
Depreciation and amortization (1)	18,192	14,967	33,159	37,806	29,466	67,272
(Gain) loss on sale of equipment	120	(52)	68	166	(143)	23
Segment profit	$34,572	$11,380	45,952	$63,904	$23,182	87,086
Corporate expenses (2)			(8,834)			(14,643)
Total operating income			37,118			72,443
Interest expense			(6,445)			(11,810)
Other expense			559			292
Income before provision for income taxes			$31,232			$60,925

____________________________

(1) Represents the significant expense categories and amounts for each reportable operating segment that are regularly provided to the chief operating decision maker.

(2) Comprised primarily of expenses not allocated to our reportable segments.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Production Solutions	Natural Gas Technologies	Total	Production Solutions	Natural Gas Technologies	Total

Revenues from external customers	$56,626	36,582	$93,208	$102,789	57,131	$159,920
Intersegment revenues	—	6,155	6,155	—	19,754	19,754
Total revenues	56,626	42,737	99,363	102,789	76,885	179,674
Elimination of intersegment revenue			(6,155)			(19,754)
Total consolidated revenues			93,208			159,920
Less:
Cost of revenues from external customers (1)	17,533	26,779	44,312	28,508	43,712	72,220
Intersegment cost of revenue	19,754	(13,599)	6,155	19,754	—	19,754
Total cost of revenues	37,287	13,180	50,467	48,262	43,712	91,974
Elimination of intersegment cost of revenue			(6,155)			(19,754)
Total consolidated cost of revenue			44,312			72,220
Selling, general and administrative expenses (1)	4,732	2,001	6,733	8,146	3,046	11,192
Depreciation and amortization (1)	12,487	1,722	14,209	23,913	2,008	25,921
Loss on sale of equipment	266	—	266	655	—	655
Segment profit	$1,854	$25,834	27,688	$21,813	$28,119	49,932
Corporate expenses (2)			17			—
Total operating income			27,705			49,932
Interest expense			(5,506)			(10,313)
Other expense			(1,944)			(2,046)
Income before provision for income taxes			$20,255			$37,573

____________________________

(1) Represents the significant expense categories and amounts for each reportable operating segment that are regularly provided to the chief operating decision maker.

(2) Comprised primarily of expenses not allocated to our reportable segments.

The following tables set forth certain selected financial information for our operating segments for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Segment capital expenditures:
Production Solutions	$31,730	$22,452
Natural Gas Technologies	31,663	5,029
Total segment capital expenditures	63,393	27,480
Corporate and other	227	—
Total capital expenditures	$63,620	$27,480

	As of June 30,	As of December 31,
	2025	2024
Segment assets:
Production Solutions	$903,557	$886,372
Natural Gas Technologies	759,608	730,459
Total segment assets	1,663,165	1,616,831
Eliminations	(72,199)	(41,639)
Corporate and other	15,144	13,757
Total assets	$1,606,110	$1,588,949

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Note 18 – Subsequent Events

On July 1, 2025, the Company entered into an asset purchase agreement with an unrelated third-party seller, pursuant to which we would acquire certain HPGL and VRU assets and the associated customer contracts for approximately $71 million in cash, subject to customary post-close adjustments. This transaction closed on August 1, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which contains a broad range of tax reform provisions that amend, eliminate, and extend tax rules under the expiring portions of Tax Cuts and Jobs Act. In particular, the OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The Company is currently evaluating the provisions of the new law and the potential effects on its financial position, results of operations, and cash flows. As of the date of these financial statements, the Company has not completed its assessment, and therefore no adjustments have been made. Additional disclosures will be provided in future periods as the impact of the legislation is determined.

On July 23, 2025, affiliates of GEC and White Deer holding Flowco securities entered into an amendment to the registration rights agreement to amend the requirement that Flowco file a Shelf Registration Statement within 180 days following the IPO. Pursuant to the amendment, the applicable GEC or White Deer holders may at any time request that Flowco file a Shelf Registration Statement. Upon receipt of the request, Flowco must use its reasonable best efforts to file a Shelf Registration Statements within 30 days; however, if the request is after the end of a quarter, the filing must be completed within five business days after the filing of the applicable Form 10-K or Form 10-Q.

On August 1, 2025, the Board of Directors approved a quarterly cash dividend for the Company’s shares of Class A common stock. The dividend for each share of Class A common stock will be $0.08 per share payable to holders of Class A common stock of record as of the close of business on August 15, 2025, and will be paid on August 29, 2025. Flowco LLC will also make a corresponding distribution of $0.08 per unit to its common unit holders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For further information on items that could impact our future operating performance or financial condition, see the sections entitled “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report. We assume no obligation to update any of these forward-looking statements, except as required by law. Unless otherwise indicated or the context otherwise requires, the historical financial information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects only the historical financial results of Flowco Holdings Inc. and its consolidated subsidiaries and references to the “Company,” “we,” “our,” or “us” are to Flowco Holdings Inc. and its consolidated subsidiaries

Background and Business Overview

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

Consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources, our operations are conducted, managed and presented within the following two reportable segments:

•
Production Solutions: segment consists of our artificial lift operation and related digital solutions technology; and
•
Natural Gas Technologies: segment consists of our vapor recovery and natural gas systems operations and methane abatement technology.

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

As of June 30, 2025, our Production Solutions and Natural Gas Technologies segments operated a combine fleet of over 4,400 active systems, generating consistent, recurring revenues through the long production life of wells. For a more detailed overview of our business, see Part 1. Item 1. Business and Part 1. Item 2. Properties included in our Annual Report.

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

We acknowledge the evolving and complex nature of the global tariff environment. Additionally, we also understand that current uncertainties about the tariffs and their effects on trading relationships may affect cost for and availability of raw materials or contribute to inflation in the markets in which we operate and increase economic pressures on our customers. We do not believe that the impacts on the current tariff environment will materially affect our business operations and results of operations. However, we continue to actively monitor the economic effects of the uncertainties created from these tariffs, as well as opportunities to mitigate their related impacts, costs and other effects in our business operations.

Over the mid to long-term, we expect demand for oil and natural gas exploration and production as well as new energy platforms to continue to require more advanced technology from the energy services industry. While the ongoing uncertainties persist for reasons mentioned above, we remain cautiously optimistic that our integrated scope of products and service offerings, our differentiated technologies and a strong market presence will enable us to achieve a sustained long-term growth.

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
•
Income Taxes. Our accounting predecessors are a collective limited liability companies that constitute as partnerships for U.S. federal income tax purposes, and therefore are not subject to U.S. federal income taxes and the provisions for income tax calculations thereof. As the IPO occurred in the first quarter 2025, we do not report any income tax benefit or expense attributable to us in the period prior to the IPO. After the IPO, we started to be taxed as a corporation under the Internal Revenue Code and subject to U.S. federal income taxes (currently at a statutory rate of 21% of pretax earnings, as adjusted by the Internal Revenue Code), as well as state and local income taxes, for our interest ownership in Flowco LLC.
•
2025 Equity and Incentive Plan. To incentivize individuals providing services to us or our affiliates, our Board of Directors adopted an omnibus 2025 Equity and Incentive Plan (the “Equity Plan”) prior to the completion of our IPO. The Equity Plan provides for the grant, from time to time, at the discretion of our Board of Directors or a committee thereof, of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, other stock awards, substitute awards and performance awards. Any individual who is our officer or employee or an officer or employee of our affiliates, and any other person who provides services to us or our affiliates, including members of our Board of Directors, will be eligible to receive awards under the Equity Plan at the discretion of our Board of Directors. From period of January 16, 2025, to June 30, 2025, we granted 674,379 restricted stock unit (“RSU”) awards, which will vest within three years, to certain of our employees, officers, and non-employee directors. Awards of RSUs to our officers and employees will vest on the third anniversary of the grant date, while awards of RSUs to our non-employee directors will vest pro rata quarterly over three years. For these awards granted during period from January 16, 2025, to June 30, 2025, after adjusting for forfeitures as of June 30, 2025, we will recognize total equity compensation expenses averaging approximately $6.5 million per year, starting in 2025, over the applicable vesting terms related to these RSU issuances.
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

three months ended June 30, 2025 Compared to three months ended June 30, 2024

	Three Months Ended June 30,
	2025	2024	Change ($)	Change (%)
Revenues
Rentals	$102,104	$51,579	$50,525	98%
Sales	91,111	41,629	49,482	119%
Total revenues	193,215	93,208	100,007	107%
Operating expenses
Cost of rentals (exclusive of depreciation and amortization disclosed separately below)	27,602	12,707	14,895	117%
Cost of sales (exclusive of depreciation and amortization disclosed separately below)	62,579	31,605	30,974	98%
Selling, general and administrative expenses	32,683	6,716	25,967	387%
Depreciation and amortization	33,165	14,209	18,956	133%
Loss on sale of equipment	68	266	(198)	-74%
Income from operations	37,118	27,705	9,413	34%
Other expenses
Interest expense	(6,445)	(5,506)	(939)	17%
Other income (expenses)	559	(1,944)	2,503	-129%
Total other expenses	(5,886)	(7,450)	1,564	-21%
Income before provision for income taxes	31,232	20,255	10,977	54%
Provision for income taxes	(3,880)	(173)	(3,707)	2143%
Net income	27,352	$20,082	$7,270	36%
Net income attributable to redeemable non -controlling interests	21,881
Net income attributable to Flowco Holdings Inc.	$5,471

Revenue – rentals. The primary driver for the increase in average active systems was related to Flogistix’ VRUs that were added to our combined fleet as part of the 2024 Business Combination within the Natural Gas Technologies segment and Estis’ organic growth in its surface equipment rental fleet within the Production Solutions segment. As a result of the 2024 Business Combination, which occurred on June 20, 2024, the three months ended June 30, 2024 rental revenue include only ten operational days of Flogistix. Additionally, the average rental rates for VRUs are generally lower than the average rental rates for surface equipment, and as such, the weighted average rental rate of the combined fleet during the three months ended June 30, 2025, is lower than the weighted average rental rate during the three months ended June 30, 2024, which other than the last ten days of the three months ended June 30, 2024, was made up exclusively of surface equipment fleet.

Rental revenue was $102.1 million for the three months ended June 30, 2025, an increase of $50.5 million, or 98%, from $51.6 million for the three months ended June 30, 2024. This increase in rental revenue was driven primarily by two factors as follows:

•
Surface equipment fleet size experienced an increase of 79 average active systems per month from 1,412 during the three months ended June 30, 2024, to 1,491 average active surface equipment systems per month during the three months ended June 30, 2025. Additionally, average rental rate also had a $1,825 increase in average monthly price from $11,125 per unit during the three months ended June 30, 2024 to

$12,950 per unit during the three months ended June 30, 2025. These increases approximate 6% and 16% for fleet size and average rental rate per unit, respectively.
•
The 2024 Business Combination impact on VRUs. The three months ended June 30, 2024 rental revenue only reflect ten operational days of Flogistix’ VRU systems with a total of 2,761 active systems as of June 30, 2024 and an average rental rate of approximately $4,452 per unit during the same period. During the three months ended June 30, 2025, Flogistix’ VRU fleet size grew to an average of 2,973 active systems per month and an average rental rate of $4,848 per unit.

Revenue – sales. Sales revenue was $91.1 million for the three months ended June 30, 2025, an increase of $49.5 million, or 119%, from $41.6 million for the three months ended June 30, 2024. This increase in revenue was primarily due to added revenue streams in the sales revenue category, approximately $60.8 million of downhole components sales and $8.2 million of VRU sales were added to the total sales revenue in the three months ended June 30, 2025 resulting from the 2024 Business Combination, partially offset by a decrease of approximately $19.4 million in natural gas systems sales due to a loss of a major customer.

Additionally, we sell our natural gas systems through intercompany transactions for further use in the Production Solutions segment in addition to sales to our customers. Approximately $17.1 million of intercompany natural gas system sales to the Production Solutions segment was recognized in the three months ended June 30, 2025 as we continued to grow our Production Solutions segment, an increase of approximately $10.9 million in intercompany revenues from approximately $6.2 million in the three months ended June 30, 2024. All intercompany revenues have been eliminated in consolidation.

Cost of rentals. Rental cost was $27.6 million in the three months ended June 30, 2025, an increase of $14.9 million, or approximately 117%, from $12.7 million for the three months ended June 30, 2024. The primary driver of this increase relates to increased costs of approximately $13.3 million associated with Flogistix’ VRU assets as part of the 2024 Business Combination within the Natural Gas Technologies segment that were minimally included in the three months ended June 30, 2024 along with increased equipment maintenance and repair costs from higher overall fleet count.

Cost of sales. Sales cost was $62.6 million for the three months ended June 30, 2025, an increase of $31.0 million, or approximately 98%, from $31.6 million for the three months ended June 30, 2024. This increase was primarily attributable to $40.9 million of costs related to Flowco Productions within the Production Solution segment and $6.0 million of costs related to Flogistix within the Natural Gas Technologies segment as part of the 2024 Business Combination, partially offset by reduced sale volumes and mix of products sold natural gas systems of approximately $15.9 million.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2025 were $32.7 million, an increase of $26.0 million from $6.7 million for the three months ended June 30, 2024. This increase was primarily attributable to the added personnel, marketing, and sales expenses related to the 2024 Business Combination from the following segments: which consists of $9.3 million, $7.8 million and $7.6 million increases within the Production Solutions, Natural Gas Technologies and Corporate segments, respectively. Included in $7.8 million and $7.6 million increases within the Natural Gas Technologies and the Corporate segments, respectively, are (i) $1.0 million non-recurring charge related to the re-purposing of one of our manufacturing facilities in Pampa, TX and (ii) approximately $2.9 million non-recurring charges related to termination benefits and related expenses, which includes one of our executive officers.

Depreciation and amortization. Depreciation and amortization was $33.2 million for the three months ended June 30, 2025 an increase of $19.0 million, from $14.2 million for the three months ended June 30, 2024. The increase in depreciation expense was primarily due to increased depreciation expense on machinery and equipment and increased amortization expense on intangible assets resulting from the 2024 Business Combination.

Interest expense. Interest expense was $6.4 million in the three months ended June 30, 2025 compared to interest expense of $5.5 million in the three months ended June 30, 2024. This increase in interest expense of $0.9 million was primarily due to increased average borrowings outstanding and higher average interest rates in the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Other income (expenses). Other income (expenses) had a favorable swing of $2.5 million from a total of $1.9 million of other expenses, net, in the three months ended June 30, 2024 to a total of $0.6 million other income, net, in the three months ended June 30, 2025. The favorable change was primarily driven by various gains on lease terminations of approximately $0.5 million in the three months ended June 30, 2025 and the absence of Estis’ non-operating expenses that were present during the three months ended June 30, 2024.

Provision for income taxes. Provision for income taxes was $3.9 million the three months ended June 30, 2025, an increase of $3.7 million or approximately 2142.8% increase from the three months ended June 30, 2024. After the consummation of the IPO, we became subject to U.S. federal, state, and local income taxes with respect to our allocable share of taxable income of Flowco Holdings at the prevailing corporate tax rates. The increase in provision for income taxes were due to these income tax obligations that were not present during the three months ended June 30, 2024 as we operated under Flowco LLC, a limited liability company, and was treated as a partnership for income tax purposes. Income tax provision for three months ended June 30, 2025 was $3.2 million. The remaining increase in provision for income taxes of $0.7 million was due to increased Texas margin tax.

SIX MONTHS ENDED JUNE 30, 2025 Compared to SIX MONTHS ENDED JUNE 30, 2024

	Six Months Ended June 30,
	2025	2024	Change ($)	Change (%)
Revenues
Rentals	$199,400	$97,742	$101,658	104%
Sales	186,165	62,178	123,987	199%
Total revenues	385,565	159,920	225,645	141%
Operating expenses
Cost of rentals (exclusive of depreciation and amortization disclosed separately below)	54,453	23,682	30,771	130%
Cost of sales (exclusive of depreciation and amortization disclosed separately below)	128,145	48,538	79,607	164%
Selling, general and administrative expenses	63,217	11,192	52,025	465%
Depreciation and amortization	67,284	25,921	41,363	160%
Loss on sale of equipment	23	655	(632)	-96%
Income from operations	72,443	49,932	22,511	45%
Other expenses
Interest expense	(11,810)	(10,313)	(1,497)	15%
Other income (expenses)	292	(2,046)	2,338	-114%
Total other expenses	(11,518)	(12,359)	841	-7%
Income before provision for income taxes	60,925	37,573	23,352	62%
Provision for income taxes	(6,528)	(306)	(6,222)	2033%
Net income	54,397	$37,267	$17,130	46%
Net income attributable to redeemable non -controlling interests	42,754
Net income attributable to Flowco Holdings Inc.	$11,643

Revenue – rentals. The primary driver for the increase in average active systems was related to Flogistix’ VRUs that were added to our combined fleet as part of the 2024 Business Combination within the Natural Gas Technologies segment and Estis’ organic growth in its surface equipment rental fleet within the Production Solutions segment. As a result of the 2024 Business Combination, which occurred on June 20, 2024, the six months ended June 30, 2024, rental revenue include only ten operational days of Flogistix. Additionally, the average rental rates for VRUs are generally lower than the average rental rates for surface equipment. Accordingly, the weighted average rental rate of the combined fleet during the six months ended June 30, 2025, is lower than the weighted average rental rate during the six months ended June 30, 2024, which other than the last ten days of the six months ended June 30, 2024, was made up exclusively of surface equipment fleet.

Rental revenue was $199.4 million for the six months ended June 30, 2025, an increase of $101.7 million, or 104%, from $97.7 million for the six months ended June 30, 2024. This increase in rental revenue was driven primarily by two factors as follows:

•
Surface equipment fleet size experienced an increase of 72 average active systems per month from 1,414 during the six months ended June 30, 2024, to 1,486 average active surface equipment systems per month during the six months ended June 30, 2025. Additionally, average rental rate also had a $1,661 increase in average monthly price from $11,012 per unit during the six months ended June 30, 2024 to $12,673 per unit during the six months ended June 30, 2025. These increases approximate 5% and 15% for fleet size and average rental rate per unit, respectively.
•
The 2024 Business Combination impact on VRUs. The six months ended June 30, 2024 rental revenue only reflect ten operation days of Flogistix’ VRU systems with a total of 2,761 active systems as of June 30, 2024 and an average rental rate of approximately $4,452 per unit during the same period. During the six months ended June 30, 2025, Flogistix’ VRU fleet size grew to an average of 2,964 active systems per month and an average rental rate of $4,783 per unit.

Revenue – sales. Sales revenue was $186.2 million for the six months ended June 30, 2025, an increase of $124.0 million, or 199%, from $62.2 million for the six months ended June 30, 2024. This increase in revenue was primarily due to added revenue streams in the sales revenue category, approximately $122.2 million of downhole components sales and $22.1 million of VRU sales were added to the total sales revenue in the six months ended June 30, 2025 resulting from the 2024 Business Combination, partially offset by a decrease of approximately $20.2 million in natural gas systems sales due to a loss of a major customer.

Additionally, we sell our natural gas systems through intercompany transactions for further use in the Production Solutions segment in addition to sales to our customers. Approximately $26.1 million of intercompany natural gas system sales to the Production Solutions segment was recognized in the six months ended June 30, 2025 as we continued to the growth in our Production Solutions segment, an increase of approximately $6.4 million in intercompany revenues from approximately $19.8 million in the six months ended June 30, 2024. All intercompany revenues have been eliminated in consolidation.

Cost of rentals. Rental cost was $54.5 million in the six months ended June 30, 2025, an increase of $30.8 million, or approximately 130%, from $23.7 million for the six months ended June 30, 2024. The primary driver of this increase relates to $27.4 million of costs related to Flogistix’ VRUs as part of the 2024 Business Combination within the Natural Gas Technologies segment that were minimally included in the six months ended June 30, 2024 along with increased equipment maintenance and repair costs from higher overall fleet count.

Cost of sales. Sales cost was $128.1 million for the six months ended June 30, 2025, an increase of $79.6 million, or approximately 164%, from $48.5 million for the six months ended June 30, 2024. This increase was primarily attributable to $80.5 million of costs related to Flowco Productions within the Production Solution segment and $15.9 million of costs related to Flogistix within the Natural Gas Technologies segment as part of the 2024 Business

Combination, partially offset by reduced sale volumes and mix of products sold natural gas systems of approximately $16.8 million.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2025 were $63.2 million, an increase of $52.0 million from $11.2 million for the six months ended June 30, 2024. This increase was primarily attributable to the added personnel, marketing, and sales expenses related to the 2024 Business Combination from the following segments: which consists of $21.7 million, $15.7 million and $13.4 million increases within the Production Solutions, Natural Gas Technologies and Corporate segments, respectively. Included in $15.7 million and $13.4 million increases within the Natural Gas Technologies and the Corporate segments, respectively, are (i) $1.0 million non-recurring charge related to the re-purposing of one of our manufacturing facilities in Pampa, TX and (ii) approximately $2.9 million non-recurring charges related to termination benefits and related expenses, which includes one of our executive officers.

Depreciation and amortization. Depreciation and amortization was $67.3 million for the six months ended June 30, 2025 an increase of $41.4 million, from $25.9 million for the six months ended June 30, 2024. The increase in depreciation expense was primarily due to increased depreciation expense on machinery and equipment and increased amortization expense on intangible assets resulting from the 2024 Business Combination.

Interest expense. Interest expense was $11.8 million in the six months ended June 30, 2025 compared to interest expense of $10.3 million in the six months ended June 30, 2024. This increase in interest expense of $1.5 million was primarily due to increased average borrowings outstanding and higher average interest rates in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Other income (expenses). Other income (expenses) had a favorable swing of $2.3 million from a total of $2.0 million other expenses, net, in the six months ended June 30, 2024 to a total of $0.3 million other income, net, in the six months ended June 30, 2025 This favorable swing was primarily driven by various gains on lease terminations of approximately $0.7 million, partially offset by approximately $0.4 million of IPO related transactional expenses in the six months ended June 30, 2025, and the absence of Estis’ non-operating expenses that were present during the six months ended June 30, 2024

Provision for income taxes. Provision for income taxes was $6.5 million the six months ended June 30, 2025, an increase of $6.2 million or approximately 2033% increase from the six months ended June 30, 2024. After the consummation of the IPO, we became subject to U.S. federal, state, and local income taxes with respect to our allocable share of taxable income of Flowco Holdings at the prevailing corporate tax rates. The increase in provision for income taxes were due to these income tax obligations that were not present during the six months ended June 30, 2024 as we operated under Flowco LLC, a limited liability company, and was treated as a partnership for income tax purposes. Income tax provision for six months ended June 30, 2025 was $5.5 million. The remaining increase in provision for income taxes of $0.7 million was due to increased Texas margin tax.

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

Sources of Liquidity and Indebtedness

As of June 30, 2025, we had $9.3 million of cash and cash equivalents. We believe existing cash and cash equivalents and cash flows from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We have historically generated cash and fund our operations primarily from cash flows from operating activities as well as availability under our Credit Agreement. Borrowings under our Credit Agreement has a maturity date of August 20, 2029, in which all principal owed is payable upon maturity. Our interest rate is Term Secured Overnight Finance Rate (“SOFR”) for one month plus 0.1% (“Adjusted REVSOFR30”) plus a contractual applicable margin based on the Company’s calculated leverage ratio, which combined approximates 6.2% per annum at the effective date with interest due monthly. If such rate is below contractual minimums, the interest rate will be calculated based on Adjusted Term SOFR Rate, Adjusted REVSOFR30 Rate or the Adjusted Daily Simple SOFR Rate. Depending upon market conditions and other factors, we may also have the ability to issue additional equity and/or debt, as needed.

Historically, our predecessors’ primary sources of liquidity were cash flows from operations, borrowings under Estis Legacy Credit Agreement and equity provided by the Original Equity Owners. Our predecessors’ primary use of capital has been for working capital purposes, to make cash distributions to the Original Equity Owners and repay indebtedness.

As of August 1, 2025, we had $226.6 million outstanding borrowings and $496.5 million available borrowing capacity under our Credit Agreement.

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

On May 2, 2025, our Board of Directors declared a cash dividend of $0.08 per share payable to holders of Class A common stock of record as of the close of business on May 14, 2025 and payable on May 28, 2025 (the “Common Stock Dividend”) and, in conjunction with the Common Stock Dividend, Flowco LLC declared a distribution on its units of $0.08 per unit payable on May 28, 2025 to all unitholders of record of Flowco LLC as of the close of business on May 14, 2025. The declaration and payment of future dividends will be at the discretion of our Board of Directors and will depend on future business conditions, financial conditions, results of operations and other factors.

Common Share Repurchase Program

On June 11, 2025, our Board of Directors authorized a $50 million share repurchase program (the “Repurchase Program”) to reacquire shares via open market purchase, privately negotiated transactions, or by other means in accordance with the regulations of the Securities and Exchange Commission. The Repurchase Program does not obligate us to repurchase any particular amount of shares and may be modified, suspended, or discontinued at any time. The timing of purchases and the number of shares repurchased under the Repurchase Program will depend on a variety of factors including price, trading volume, market conditions and corporate and regulatory requirements.

Cash Flow Analysis

The following table presents our summary cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$124,727	$50,171
Net cash used in investing activities	$(63,445)	$(24,363)
Net cash used in financing activities	$(56,610)	$(20,754)

Operating activities. Net cash provided by operating activities was $124.7 million in the six months ended June 30, 2025 compared to $50.2 million in the six months ended June 30, 2024, an increase of approximately $74.5 million. Operating cash flows increased primarily due to higher net income as a direct result from additional business operations from FPS and Flogistix as it relates to the 2024 Business Combination. In addition, cash outflows associated with working capital increased $2.7 million, largely due to an increase in accounts receivable, decreases in accounts payable, accrued expenses and deferred revenues; partially offset by decreases in inventory and prepaid expenses.

Investing activities. Net cash used in investing activities was $63.4 million and $24.4 million for the six months ended June 30, 2025 and 2024, respectively. The approximately $39.0 million increase was primarily due to an increase in purchases of property, plant and equipment during the six months ended June 30, 2025.

Financing activities. Net cash used in financing activities was $56.6 million in the six months ended June 30, 2025 compared to net cash used of $20.8 million in the six months ended June 30, 2024. The $35.8 million increase in net cash used in financing activities was primarily related to $655.2 million of payments on long-term debt, $20.9 million payments to acquire the LLC Interests from the Continuing Equity Owners, $4.4 million payments related to finance lease obligations, $2.1 million dividend payments to Class A common stockholders and $2.0 million of payments related to offering costs for the IPO, partially offset by $461.8 million of IPO proceeds, $175.2 million of proceeds from long-term debt and $11.7 decrease in distributions to the Continuing Equity Owners.

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

Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies to our accompanying financial statements included elsewhere in this Quarterly Report on Form 10-Q. Some of those significant accounting policies require us to make difficult, subjective, or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period may have a material impact on the presentation of our financial condition, changes in financial condition, or results of operations. There have been no material changes to the Company’s critical accounting estimates since our Annual Report, except as described below.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. As of June 30, 2025, there were no known items which would result in a significant accrual for uncertain tax positions.

Redeemable Non-controlling Interests

After the IPO and Reorganization Transactions, we are the sole managing member of Flowco LLC. The redeemable non-controlling interests in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 represent the portion of earnings attributable to the economic interest in Flowco LLC held by the Continuing Equity Owners. ASR 268 requires that the carrying amount of the redeemable non-controlling interest is equal to the greater of (1) the carrying value of the redeemable non-controlling interest adjusted each reporting period for income or loss attributable to the redeemable non-controlling interest or (2) the redemption value. The redemption value is calculated based on the arithmetic average of the volume weighted average prices of Class A common stock on the trading day immediately prior to the end of each reporting period. Remeasurements to the redemption value of the redeemable non-controlling interest are performed at each reporting period and any required adjustments are recorded as an allocation between permanent equity and temporary equity within the condensed consolidated balance sheets. The portion of the net income or loss attributable to redeemable non-controlling interest is reported as net income or loss attributable to redeemable non-controlling interests on our condensed consolidated statements of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and inflation. These market risks arise in the normal course of business. During the six months ended June 30, 2025, there have been no material changes to the information included under Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2025.

Based on the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2025 due to the material weakness in our internal control over financial reporting described below.

Previously Reported Material Weaknesses

As disclosed in Item 9A – Controls and Procedures, of our Annual Report, we previously identified material weaknesses in our internal control over financial reporting, which continues to exist as of June 30, 2025. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the period covered in this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under Part I, Item 1A. Risk Factors in our Annual Report and our Quarterly Report on Form 10-Q for the months ended March 31, 2025. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report. Except as set forth below, there have been no material changes in the risks affecting the Company since the filing of our Annual Report and our Quarterly Report on Form 10-Q for the three months ended March 31, 2025.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 14, 2025, Chad Roberts, our Executive Vice President, Productions Solutions, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Roberts’ trading plan provides the sale of up to 350,000 shares of our Class A common stock, subject to volume and pricing limits. Mr. Roberts’ trading plan will terminate on May 15, 2026.

No other Section 16 directors or officers adopted a trading arrangement intended to satisfy the affirmative defenses of Rule 10b5-1 of the Exchange Act during the three and six months ended June 30, 2025.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Contribution Agreement, dated as of June 20, 2024, by and among Flowco MergeCo LLC, GEC Estis Holdings LLC, Flowco Production Solutions, L.L.C. and Flogistix Holdings, LLC	S-1	2.1	01-13-2025
3.1	Amended and Restated Certificate of Incorporation of Flowco Holdings Inc.	S-8	4.1	01-17-2025
3.2	Amended and Restated Bylaws of Flowco Holdings Inc.	S-8	4.2	01-17-2025
10.1	Registration Rights Agreement, dated January 17, 2025, by and among Flowco Holdings Inc. and each other person identified on the schedule of investors attached thereto	8-K	10.3	01-21-2025
10.2*	Amendment No. 1 to Registration Rights Agreement, dated July 23, 2025, by and among Flowco Holdings Inc. and the GEC Holders and White Deer Holders party thereto
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer
101 INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Flowco Holdings Inc.
Date: August 5, 2025	By:	/s/ Jonathan W. Byers
Jonathan W. Byers
Chief Financial Officer (Principal Financial Officer)