Form 10-Q
period 2025-09-30
Flowco Holdings Inc.
filed 2025-11-05
CIK 2035149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-42477

Flowco Holdings Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	99-4382473
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1300 Post Oak Blvd., Suite 450 Houston, TX	77056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 997-4877

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	FLOC	New York Stock Exchange
Class A common stock, par value $0.0001 per share	FLOC	NYSE Texas, Inc.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 5, 2025, the number of shares of the registrant’s Class A common stock outstanding was approximately 28,263,707, and the number of shares of the registrant’s Class B common stock outstanding was approximately 61,391,236.

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

As of September 30, 2025, we own 31.5% of economic interests in Flowco LLC.

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

Flowco Holdings Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	As of
	September 30, 2025	December 31, 2024
	(in thousands except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$7,235	$4,615
Accounts receivable, net of allowances for credit losses of $1,870 and $1,169, respectively (Note 9)	118,970	120,353
Inventory	159,290	151,179
Prepaid expenses and other current assets	7,668	9,982
Total current assets	293,163	286,129
Property, plant and equipment, net	801,139	702,616
Operating lease right-of-use assets	16,343	19,480
Finance lease right-of-use assets	27,365	21,871
Intangible assets, net (Note 8)	281,310	302,522
Goodwill (Note 8)	249,692	249,692
Deferred tax asset	11,507	—
Other assets	5,716	6,639
Total assets	$1,686,235	$1,588,949

Liabilities, redeemable non-controlling interests and stockholders'/members' equity
Current liabilities:
Accounts payable	$32,329	$31,321
Accrued expenses	35,597	33,829
Current portion of operating lease obligations	7,256	6,809
Current portion of finance lease obligations	13,214	7,837
Deferred revenue	12,538	8,002
Total current liabilities	100,934	87,798
Long-term liabilities:
Long-term debt, net	222,628	635,916
Tax receivable agreement liability	19,791	—
Operating lease obligations, net of current portion	9,453	12,739
Finance lease obligations, net of current portion	12,135	13,389
Total long-term liabilities	264,007	662,044
Total liabilities	364,941	749,842
Commitments and contingencies (Note 16)
Redeemable non-controlling interests	950,336	—
Members' equity:
Members' equity	—	839,107
Total members' equity	—	839,107
Stockholders' equity:
Class A common stock, $0.0001 par value – 300,000,000 shares authorized; 28,255,895 shares issued and outstanding as of September 30, 2025; no such shares authorized, issued or outstanding as of December 31, 2024.	3	—
Class B common stock, $0.0001 par value – 150,000,000 shares authorized; 61,391,236 shares issued and outstanding as of September 30, 2025; no such shares authorized, issued or outstanding as of December 31, 2024.	6	—
Additional paid-in capital	55,539	—
Retained earnings	315,410	—
Total stockholders' equity to Flowco Holdings Inc.	370,958	—
Total liabilities, redeemable non-controlling interests and members'/stockholders' equity	$1,686,235	$1,588,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flowco Holdings Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands except share and per share amounts)
Revenues:
Rentals	$106,966	$87,240	$306,366	$184,982
Sales	69,975	102,125	256,140	164,303
Total revenues	176,941	189,365	562,506	349,285
Operating expenses:
Cost of rentals (exclusive of depreciation and amortization disclosed separately below)	29,295	25,274	83,748	48,956
Cost of sales (exclusive of depreciation and amortization disclosed separately below)	44,888	75,535	173,033	124,073
Selling, general and administrative expenses	28,980	25,012	92,197	36,204
Depreciation and amortization	38,953	30,581	106,237	56,502
Loss on sale of equipment	232	72	255	727
Income from operations	34,593	32,891	107,036	82,823
Other expenses:
Interest expenses	(2,757)	(11,861)	(14,567)	(22,174)
Loss on debt extinguishment	—	(221)	—	(221)
Other income (expenses), net	229	233	521	(1,813)
Total other expenses	(2,528)	(11,849)	(14,046)	(24,208)
Income before provision for income taxes	32,065	21,042	92,990	58,615
Income tax benefit (provision)	2,208	(396)	(4,320)	(702)
Net income	34,273	$20,646	88,670	$57,913
Net income attributable to redeemable non-controlling interests	21,756		64,510
Net income attributable to Flowco Holdings Inc.	$12,517		$24,160

	Three Months Ended September 30, 2025		Period from January 16, 2025 to September 30, 2025
Earnings per share:
Basic	$0.46		$0.92
Diluted	$0.32		$0.82
Weighted average shares outstanding:
Basic	27,445,906		26,338,938
Diluted	90,661,805		90,890,091

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flowco Holdings Inc.

Condensed Consolidated Statements of Redeemable Non-Controlling Interests and Stockholders'/Members' Equity

(unaudited)

		Flowco LLC Members' Equity (prior to the Transactions) - Note 1					Flowco Holdings Stockholders' Equity
(in thousands, except number of units)	Redeemable Non- Controlling	Common Units		Class A Units		Members'	Class A Common Stock		Class B Common Stock		Additional Paid- In	Retained	Treasury	Total Stockholders'
	Interests	Units	Amount	Units	Amount	Equity	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity
Balance as of June 30, 2024	$—	—	$—	10,000,000	—	$995,299	—	$—	—	$—	$—	$—	—	$—
2024 Business Combination issuance of units	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distribution to Members	—		—	—	—	(100,004)	—	—	—	—	—	—	—	—
Net income	—		—	—	—	20,646	—	—	—	—	—	—	—	—
Equity-based compensation	—		—	—	—	356	—	—	—	—	—	—	—	—
Balance as of September 30, 2024	$—	—	$—	10,000,000	—	$916,297	—	$—	—	$—	$—	$—	$—	$—

Balance as of June 30, 2025	$1,164,654	—	$—	—	$—	$—	25,729,432	$3	64,823,042	$6	$18,113	$132,227	$—	$150,349
Net loss prior to the Transactions and IPO	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation and crystallization of legacy equity plans	—	—	—	—	—	—	—	—	—	—	—	—	—	—
IPO and the Transactions	—	—	—	—	—	—	—	—	—	—	(13)	—	—	(13)
Increase in deferred tax asset from IPO and the Transactions, net of amounts payable under Tax Receivable Agreement	—	—	—	—	—	—	—	—	—	—	(6,979)	—	—	(6,979)
Net income subsequent to the Transactions and IPO	21,756	—	—	—	—	—	—	—	—	—	—	12,517	—	12,517
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(22)	—	—	(22)
Distributions to Members	—	—	—	—	—	—	—	—	—	—	—	(4,911)	—	(4,911)
Stock-based compensation	—	—	—	—	—	—	47,886	—	—	—	1,479	—	—	1,479
Dividends declared ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	—	(2,386)	—	(2,386)
Class A common stock issued in exchange of Class B common stock	(55,321)	—	—	—	—	—	3,431,806	—	(3,431,806)	—	55,321	—	—	55,321
Repurchase of Class A common stock	—	—	—	—	—	—	—	—	—	—	—	—	(15,150)	(15,150)
Retirement of Class A common stock	—	—	—	—	—	—	(953,229)	—	—	—	(15,150)	—	15,150	—
Subsequent measurement of redeemable non-controlling interests	(180,753)	—	—	—	—	—	—	—	—	—	2,790	177,963	—	180,753
Balance as of September 30, 2025	$950,336	—	$—	—	$—	$—	28,255,895	$3	61,391,236	$6	$55,539	$315,410	$—	$370,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flowco Holdings Inc.

Condensed Consolidated Statements of Stockholders'/Members' Equity

(unaudited)

		Flowco LLC Members' Equity (prior to the Transactions) - Note 1					Flowco Holdings Stockholders' Equity
(in thousands, except number of units)	Redeemable Non- Controlling	Common Units		Class A Units		Members'	Class A Common Stock		Class B Common Stock		Additional Paid- In	Retained	Treasury	Total Stockholders'
	Interests	Units	Amount	Units	Amount	Equity	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity
Balance as of December 31, 2023	$—	1,000	$—	5,100,000	$—	$133,751	—	$—	—	$—	$—	$—	$—	$—
2024 Business Combination issuance of units	—	(1,000)	—	4,900,000	—	854,628
Distribution to Members	—	—	—	—	—	(130,504)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	57,913	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	509	—	—	—	—	—	—	—	—
Balance as of September 30, 2024	$—	—	$—	10,000,000	—	$916,297	—	$—	—	$—	$—	$—	$—	$—

Balance as of December 31, 2024	$—	—	$—	10,000,000	$—	$839,107	—	$—	—	$—	$—	$—	$—	$—
Net loss prior to the Transactions and IPO	—	—	—	—	—	(548)	—	—	—	—	—	—	—	—
Reorganization transactions	838,559	—	—	(10,000,000)	—	(838,559)	—	—	65,748,380	6	—	—	—	6
Equity-based compensation and crystallization of legacy equity plans	3,588	—	—	—	—	—	—	—	—	—	—	—	—	—
IPO and the Transactions	71,129	—	—	—	—	—	25,721,620	3	(925,338)	—	434,498	—	—	434,501
Increase in deferred tax asset from IPO and the Transactions, net of amounts payable under Tax Receivable Agreement	—	—	—	—	—	—	—	—	—	—	(7,031)	—	—	(7,031)
Net income subsequent to the Transactions and IPO	65,058	—	—	—	—	—	—	—	—	—	—	24,160	—	24,160
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(75)	—	—	(75)
Distributions to Members	—	—	—	—	—	—	—	—	—	—	—	(23,703)	—	(23,703)
Stock-based compensation	—	—	—	—	—	—	55,698	—	—	—	5,882	—	—	5,882
Dividends declared ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	—	(4,497)	—	(4,497)
Class A common stock issued in exchange of Class B common stock	(55,321)	—	—	—	—	—	3,431,806	—	(3,431,806)	—	55,321	—	—	55,321
Repurchase of Class A common stock	—	—	—	—	—	—	—	—	—	—	—	—	(15,150)	(15,150)
Retirement of Class A common stock	—	—	—	—	—	—	(953,229)	—	—	—	(15,150)	—	15,150	—
Subsequent measurement of redeemable non-controlling interests	27,323	—	—	—	—	—	—	—	—	—	(417,906)	319,450	—	(98,456)
Balance as of September 30, 2025	$950,336	—	$—	—	$—	$—	28,255,895	$3	61,391,236	$6	$55,539	$315,410	$—	$370,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flowco Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2025	2024
	(in thousands)
Cash flows from operating activities
Net income	$88,670	$57,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,237	56,502
Provision for inventory obsolescence	1,636	1,283
Amortization of operating right-of-use assets	6,627	2,294
Amortization of deferred financing costs	1,012	395
Loss on sale of equipment	255	727
Loss on debt extinguishment	—	221
Gain on lease termination	(791)	(353)
Stock-based compensation	9,470	509
Provision for deferred income taxes	(780)	—
Allowance for credit losses	1,551	(383)
Changes in operating assets and liabilities:
Accounts receivable	(168)	(4,426)
Inventory	(9,575)	6,212
Prepaid expenses and other current assets	2,314	518
Other assets and liabilities	(74)	(2,566)
Accounts payable - trade	1,008	(3,265)
Accrued expenses	359	2,304
Deferred revenue	4,536	1,971
Operating lease liabilities	(6,417)	(2,259)
Finance lease liabilities	1,324	(389)
Net cash provided by operating activities	207,194	117,208
Cash flows from investing activities
Asset acquisition	(71,813)	—
Additions to property, plant and equipment	(103,283)	(62,087)
Payment of contingent consideration related to a business combination	(548)	—
Proceeds from sale of property, plant and equipment	434	160
Net cash acquired in 2024 Business Combination	—	3,088
Payment for capitalized patent costs	(434)	(64)
Net cash used in investing activities	(175,644)	(58,903)
Cash flows from financing activities
Issuance of Class A common stock in IPO, net of underwriting discount	461,803	—
Payment of offering costs	(2,458)	—
Repurchase of Class A common stock	(15,000)	—
Payments on long-term debt	(906,785)	(164,385)
Proceeds from long-term debt	493,497	267,633
Payments on finance lease obligations	(11,046)	(3,008)
Proceeds on finance lease terminations	349	507
Purchase of LLC Interests from Continuing Equity Owners	(20,876)	—
Payment of debt issuance costs	(13)	(5,424)
Payment of dividend equivalent units	(10)	—
Payment of tax withheld on stock-based compensation	(296)	—
Distributions to members of Flowco LLC	(23,703)	(130,504)
Dividends paid to Flowco Holdings Inc. shareholders	(4,392)	—
Net cash used in financing activities	(28,930)	(35,181)
Net increase (decrease) in cash and cash equivalents	2,620	23,124
Cash and cash equivalents
Beginning of period	4,615	—
End of period	$7,235	$23,124

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 - Nature of Organization and Background

Nature of Operations and Organization

Flowco Holdings Inc. (the “Company”) was incorporated as a Delaware corporation on July 25, 2024 (Date of Formation) for the purpose of completing an initial public offering (“IPO”) of its Class A common stock and related transactions in order to continue the business of Flowco MergeCo LLC (“Flowco LLC”) as a publicly traded entity. After the IPO, the Company became a holding company in an Up-C structure and a sole managing member of Flowco LLC with its only material asset consisting of common membership units of Flowco LLC. The Company’s amended and restated certificate of incorporation designates two classes of the Company’s common stock: (i) Class A common stock, par value $0.0001 per share, and (ii) Class B common stock, par value $0.0001 per share, which shares have fully voting, but no economic rights. For holders of Class B common stock, each share of Class B common stock is paired with a common unit (collectively, “LLC Interests”).

The Company is a leading provider of production optimization, artificial lift and methane abatement solutions for the oil and natural gas industry. The Company's products and services include a full range of equipment and technology solutions that enable real-time remote monitoring and control to maximize efficiencies of its products and services. The Company generates revenues throughout the long producing lives of oil and gas wells. The Company's core technologies include high pressure gas lift (“HPGL”), conventional gas lift, plunger lift and vapor recovery unit (“VRU”) solutions. As of September 30, 2025, the Company operates a fleet of over 4,600 active systems.

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

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

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

In connection with the IPO, the Company amended and restated the existing limited liability company agreement of Flowco LLC (“LLC Agreement”) to, among other things, (i) recapitalize all existing ownership interests in Flowco LLC held by the existing members of Flowco LLC into a new single class of LLC Interests; and (ii) issue a non-economic member interest and appoint the Company as the sole managing member of Flowco LLC upon its acquisition of the LLC interests.

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

As of September 30, 2025, the Company owns 31.5% of economic interests in Flowco LLC.

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

The redeemable non-controlling interests in the condensed consolidated statements of income for the three and nine months ended September 30, 2025, represent the portion of earnings attributable to the economic interest in Flowco LLC held by the Continuing Equity Owners. The redeemable non-controlling interests in the condensed consolidated balance sheets as of September 30, 2025, represents the portion of the net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of September 30, 2025, the combined economic interest of redeemable non-controlling interests was 68.5%.

Note 2 - Summary of Significant Accounting Policies

Included below are selected significant accounting policies including those that were added or modified during the nine months ended September 30, 2025 as a result of new transactions entered into or the adoption of new accounting policies. Refer to Note 1 – Nature of Operations in the Annual Report for the full list of our significant accounting policies.

Revision of Previously Issued Financial Information

During the preparation of this Quarterly Report, management identified certain errors in the classification of certain cash flow items. Certain proceeds from and payments on long-term debt had been partially presented on a net basis within the cash flows from financing activities in the condensed consolidated statements of cash flows, rather than presented separately on a gross basis as required by ASC 230, Statements of Cash Flows (“ASC 230”). The partial netting error impacted the previously filed quarterly consolidated financial statements for the periods ended March 31, 2025 and June 30, 2025. Additionally, certain proceeds from and payments on long-term debt were partially overstated from the inclusion of certain non-cash activity. This overstatement error impacted the previously issued statements of cash flows of Flowco LLC for the nine months ended September 30, 2024, included in the final prospectus, filed with the SEC on January 15, 2025, pursuant to Rule 424(b)(4) relating to the Company’s Registration Statement (“Final Prospectus”) and the previously filed Flowco LLC’s annual financial statements for the year ended December 31, 2024. All previously issued financial statements impacted by these errors are, collectively, referred to as the “Prior Financial Statements”.

Management evaluated the impact of this error in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, SAB No. 108, and ASC 250, Accounting Changes and Error Corrections. Based on both quantitative and qualitative considerations, management concluded that the error was not material to the reliability of the Prior Financial Statements as the impact on the error was isolated to the financing activities within the condensed consolidated statements of cash flows and had no impact to the previously reported net cash used in financing activities, the consolidated balance sheets, consolidated statements of operations, or other primary consolidated financial statements or the notes thereto. However, for comparability purposes, these amounts have been revised. The revisions did not impact any other line items or subtotals within the Prior Financial Statements.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

A summary of the revisions to the previously filed quarterly financial statements for the periods ended March 31, 2025, and June 30, 2025 (in thousands):

	Three Months Ended March 31, 2025			Six Months Ended June 30, 2025
	As reported	Revision	As revised	As reported	Revision	As revised
Payments on long-term debt	$(564,764)	$(15,100)	$(579,864)	$(706,683)	$(33,314)	$(739,997)
Proceeds from long-term debt	$109,862	$15,100	$124,962	$237,817	$33,314	271,131

A summary of the revisions to the previously filed Final Prospectus and the annual financial statements for the year ended December 31, 2024 (in thousands):

	Nine Months Ended September 30, 2024			Twelve Months Ended December 31, 2024
	As reported	Revision	As revised	As reported	Revision	As revised
Payments on long-term debt	$(167,510)	$3,125	$(164,385)	$(298,764)	$2,755	$(296,009)
Proceeds from long-term debt	$270,758	$(3,125)	$267,633	$462,438	$(2,755)	459,683

The Company has corrected the classification and presentation prospectively, and the current accompanying condensed consolidated statements of cash flows appropriately reflect proceeds from and payments on long-term debt in accordance with ASC 230. Additionally, the timeline for the above revisions is as follows:

•
Nine months ended September 30, 2024 – this Quarterly Report herein
•
Twelve months ended December 31, 2024 – the Company’s annual report on Form 10-K for the year ended December 31, 2025
•
Three months ended March 31, 2025 – the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2026
•
Six months ended June 30, 2025 – the Company’s quarterly report on Form 10-Q for the six months ended June 30, 2026.

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

Income Taxes

After the consummation of the IPO, the Company became subject to U.S. federal, state and local income taxes with respect to its allocable share of taxable income of Flowco LLC assessed at the prevailing corporate tax rates. Flowco LLC operates as a limited liability company and is treated as a partnership for income tax purposes. Accordingly, Flowco LLC does not incur significant liability for federal or state income taxes since the taxable income or loss is passed through to its members. Flowco LLC incurs liabilities for certain state taxes payable directly by it, primarily related to Texas margin tax, which are not significant and for which the expense is included in the provision for income

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

taxes in the accompanying condensed consolidated statement of income for the three and nine months ended September 30, 2025 and 2024.

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

The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more likely-than-not threshold of being sustained. The Company records interest (and penalties where applicable), net of any applicable related income tax benefit, on potential income tax contingencies as a component of income tax provision. The Company did not have any uncertain tax position as of September 30, 2025.

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

Earnings per share is presented for the periods from after the IPO, January 16, 2025, to September 30, 2025, and for the three months ended September 30, 2025. Prior to the IPO the membership structure consisted of Common Units and Class A Units. Flowco Holdings’ current capital structure is not reflective of the capital structure of Flowco LLC prior to the IPO and the Transactions. Therefore, earnings per share has not been presented for the period of the year prior to the IPO or for the three and nine months ended September 30, 2024.

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

As of September 30, 2025, and December 31, 2024, the Company’s financial instruments primarily consisted of cash and cash equivalents, trade accounts receivable, trade accounts payable, and long-term debt. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short-term maturities. Our five-year senior secured revolving credit facility (the “Revolving Credit Facility”) applies floating interest rates to amounts drawn under the facility; therefore, the carrying amount of our Revolving Credit Facility also approximates its fair value.

The Company did not have any other assets or liabilities that were measured at fair value on a recurring or non-recurring basis as of September 30, 2025.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Redeemable Non-controlling Interests

ASC Topic 480, Distinguishing Liabilities from Equity, 480-10-S99-3A(2) of the SEC’s Accounting Series Release No. 268 (“ASR 268”) requires preferred securities (also analogous for other redeemable equity instruments including non-controlling interest in a common stock) that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer.

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

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”). This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently assessing the effect of this update on the Company’s consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 is intended to improve the operability and application of guidance related to capitalized software development costs and becomes effective January 1, 2028. The Company is currently assessing the potential impact this update may have on its consolidated financial statements.

Note 3 – Business Combinations and Asset Acquisition

2024 Business Combination

On June 20, 2024, the 2024 Business Combination was completed and accounted for using the acquisition method for business combination pursuant to ASC 805. The results of operations are included in the accompanying consolidated statements of operations from the date of the acquisition. Under the acquisition method of accounting, the assets and liabilities have been recorded at their respective estimated fair values as of the date of closing and reported into the accompanying consolidated balance sheets. Determining the fair value of acquired assets and liabilities assumed requires management’s judgment and the use of independent valuation specialists. As of September 30, 2025, the fair value allocation was final, with no measurement period adjustment made to the account balances recorded at the acquisition date.

The carrying amounts of cash and cash equivalents, and other net working capital accounts approximated their fair values due to their nature or the short-term maturity of instruments. The acquired debt was determined to approximate fair value as the terms were commensurate with current market terms. The acquired leases were accounted for in accordance with ASC 842. The fair value of the intangible assets acquired was determined using variations of the income approach that utilizes unobservable inputs classified as Level 3 measurements.

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
	$194,000

The following table presents certain unaudited pro forma financial information for the nine months ended September 30, 2024, as if the 2024 Business Combination had been completed on January 1, 2024 (in thousands):

Nine months ended September 30,
2024
Pro forma net sales	$547,267
Pro forma net income	$81,662

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

This acquisition was accounted for as a business combination which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. The agreement also contained a contingent liability in the form of an earnout arrangement whereby the Company is contractually obligated to pay the seller if certain operating conditions are met. This contingent liability has been included as part of the consideration given up at the closing of this acquisition. The excess of consideration given up over the net fair values was recorded to goodwill. As of September 30, 2025, the earnout arrangement has been paid in full and the Company released the contingent liability from the accompanying consolidated financial statements.

During the nine months ended September 30, 2025, there have been no material changes to the preliminary purchase price allocation disclosed in our Annual Report regarding this business combination.

Asset Acquisition

On July 1, 2025, the Company entered into an asset purchase agreement with Archrock, Inc. (“Archrock”), pursuant to which the Company would acquire certain HPGL and VRU systems, related intangible assets, and a small amount of inventory, for cash consideration of $71 million. The Company completed this transaction on August 1, 2025 and accounted for this transaction as an asset acquisition, as substantially all of the fair value is concentrated in a group of similar identifiable assets. As such, the Company allocated the total cost of the asset acquisition to the net assets acquired on the basis of their estimated relative fair values on the acquisition date. Transaction costs incurred in connection with this transaction were de minimis.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

The purchase price allocation related to the Archrock acquisition is as follows (in thousands):

	Cost Basis	Useful Life (years)
Property, plant and equipment	$68,903	7 – 15
Intangible assets - customer contracts	1,925	3
Inventory	172	N/A
Total consideration transferred	$71,000

Note 4 – Revenue Recognition

The Company’s revenues are derived from multiple sources. The following are descriptions of its principal revenue generating activities.

Rental Revenue

The company earns rental revenue from leasing production equipment, primarily compression systems and VRUs, under operating leases in accordance with the authoritative guidance for leases (“ASC 842”). Rental contracts range from month to month up to 48 months, with billing at a fixed monthly rate and payment typically due within 15-60 days. Upon lease commencement, the Company evaluates rental agreements to determine classification, but all agreements have been classified as operating leases, keeping the equipment on the balance sheet and depreciating it accordingly. Rental revenue is recognized on a straight-line basis over the lease term. Additionally, the Company has elected a practical expedient to combine lease and non-lease components (such as maintenance services) into a single component, as their timing and pattern of transfer are the same. To protect its assets, the company incorporates risk mitigation measures in rental agreements, including monitoring, maintenance, and customer liability clauses for damage or loss.

Sales Revenue

Sales revenue is recognized in accordance with ASC 606, which follows a five-step model to determine when and how revenue is recorded. Typically, contracts involve a single performance obligation, and revenue is recognized at a point in time when control of the product transfers to the customer. Sales revenue is measured as the fixed consideration expected from the customer, with payments generally collected within 15–70 days. Since the time between the sale and payment does not exceed a year, the Company does not include a financing component in its contracts. Additionally, there are no material costs associated with obtaining contracts, no right of return, and no significant post-delivery obligations.

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

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

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

Disaggregation of Revenues

The following table presents our third-party revenue from contracts with customers by reportable segment (see Note 17 – Segment Information) and disaggregated by major product and service lines, timing of revenue recognition, and geographical markets for the three and nine months ended September 30, 2025 (in thousands):

	Three months ended September 30, 2025				Nine months ended September 30, 2025
Segments	Production Solutions	Natural Gas Technologies	Other and Eliminations	Total	Production Solutions	Natural Gas Technologies	Other and Eliminations	Total
Major Product/Service Lines
Surface Equipment (1)	$61,844	$—	$—	$61,844	$174,274	$—	$—	$174,274
Downhole Components	63,752	—	—	63,752	195,559	—	—	195,559
Vapor Recovery (1)	—	51,299	(34)	51,265	—	165,716	(133)	165,583
Natural Gas Systems	—	18,111	(18,031)	80	—	71,233	(44,143)	27,090
Total	$125,596	$69,410	$(18,065)	$176,941	$369,833	$236,949	$(44,276)	$562,506
Timing of Revenue Recognition
Goods transferred at a point in time	$63,752	$24,288	$(18,065)	$69,975	$195,559	$104,857	$(44,276)	$256,140
Services transferred over time	61,844	45,122	—	106,966	174,274	132,092	—	306,366
Total	$125,596	$69,410	$(18,065)	$176,941	$369,833	$236,949	$(44,276)	$562,506
Geographical Markets
United States	$124,295	$69,197	$(18,065)	$175,427	$362,698	$236,297	$(44,276)	$554,719
International	1,301	213	—	1,514	7,135	652	—	7,787
Total	$125,596	$69,410	$(18,065)	$176,941	$369,833	$236,949	$(44,276)	$562,506

____________________________

(1) All of revenue for these service lines are recognized in accordance with ASC 842 as described within the Revenue Recognition section above.

The following table presents our third-party revenue from contracts with customers by reportable segment (see Note 17 – Segment Information) and disaggregated by major product and service lines, timing of revenue recognition, and geographical markets for the three and nine months ended September 30, 2024 (in thousands):

	Three months ended September 30, 2024				Nine months ended September 30, 2024
Segments	Production Solutions	Natural Gas Technologies	Other and Eliminations	Total	Production Solutions	Natural Gas Technologies	Other and Eliminations	Total
Major Product/Service Lines
Surface Equipment (1)	$48,767	$—	$—	$48,767	$141,920	$—	$—	$141,920
Downhole Components	62,919	—	—	62,919	72,555	—	—	72,555
Vapor Recovery (1)	—	53,625	—	53,625	—	63,543	—	63,543
Natural Gas Systems	—	33,187	(9,133)	24,054	—	100,154	(28,887)	71,267
Total	$111,686	$86,812	$(9,133)	$189,365	$214,475	$163,697	$(28,887)	$349,285
Timing of Revenue Recognition
Goods transferred at a point in time	$62,919	$48,339	$(9,133)	$102,125	$72,555	$120,635	$(28,887)	$164,303
Services transferred over time	48,767	38,473	—	87,240	141,920	43,062	—	184,982
Total	$111,686	$86,812	$(9,133)	$189,365	$214,475	$163,697	$(28,887)	$349,285
Geographical Markets
United States	$110,140	$86,812	$(9,133)	$187,819	$212,661	$163,697	$(28,887)	$347,471
International	1,546	—	—	1,546	1,814	—	—	1,814
Total	$111,686	$86,812	$(9,133)	$189,365	$214,475	$163,697	$(28,887)	$349,285

___________________________

(1) All of revenue for these service lines are recognized in accordance with ASC 842 as described within the Revenue Recognition section above.

Deferred Revenue

As of September 30, 2025, the Company had a deferred revenue balance of $12.5 million compared to the December 31, 2024 balance of $8.0 million. Deferred revenue represents our obligation to transfer products to or perform services for a customer for which we have received cash or billed in advance. The revenue that has been

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

deferred will be recognized upon product delivery or as services are performed. As of September 30, 2025, the Company did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied.

Note 5 – Inventory

Inventory consists of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Components, parts and materials	$96,554	$90,230
Finished goods	56,533	48,221
Work in progress	14,626	17,780
Inventory	167,713	156,231
Less: inventory allowance	(8,423)	(5,052)
Inventory, net	$159,290	$151,179

Note 6 – Property, Plant and Equipment

Property, plant and equipment consist of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Land	$1,822	$1,822
Buildings	3,312	3,297
Furniture and fixtures	5,488	5,263
Software	6,060	3,659
Machinery and equipment	1,025,226	857,900
Vehicles	6,025	5,889
Leasehold improvements	10,721	8,269
Construction in progress	6,518	7,148
Property, plant and equipment	1,065,172	893,247
Less: accumulated depreciation	(264,033)	(190,631)
Property, plant and equipment, net	$801,139	$702,616

The Company’s rental fleet included in machinery and equipment was $982.2 million (approximately $736.3 million, net of accumulated depreciation) as of September 30, 2025 and $799.5 million (approximately $620.0 million, net of accumulated depreciation) as of December 31, 2024.

Depreciation expenses for the nine months ended September 30, 2025 and 2024 were approximately $73.7 million and $45.0 million, respectively.

The Company reviews long-lived tangible assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and changes may include significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in our business strategy, among others. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to estimated future undiscounted net cash flows expected to be generated by the asset. Impairment losses are recognized

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

in the period in which the impairment occurs and represent the excess of the asset carrying value over its fair value estimated using future discounted net cash flows. No impairment was recorded for the nine months ended September 30, 2025 and 2024.

Note 7 – Leases

Amounts Recognized in the Condensed Consolidated Balance Sheets

The condensed consolidated balance sheets consist of the following amounts relating to operating and finance leases (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Operating right-of-use assets
Real property	$16,343	$19,480
	$16,343	$19,480
Operating lease liabilities
Current	$7,256	$6,809
Non-current	9,453	12,739
	$16,709	$19,548

	As of September 30,	As of December 31,
	2025	2024
Finance right-of-use assets
Vehicles	$27,365	$21,871
	$27,365	$21,871
Finance lease liabilities
Current	$13,214	$7,837
Non-current	12,135	13,389
	$25,349	$21,226

Additions to the right-of-use assets during the nine months ended September 30, 2025 and 2024, were approximately $15.6 million and $6.6 million, respectively. Disposals of the right-of-use assets during the nine months ended September 30, 2025 and 2024, were approximately $5.4 million and $0.6 million, respectively.

The weighted average lessee’s incremental borrowing rate applied to the operating and finance lease liabilities on September 30, 2025 was 6.6% and 7.1%, respectively. The weighted average lessee’s incremental borrowing rate applied to the operating and finance lease liabilities on December 31, 2024 was 6.7% and 8.0%, respectively. The weighted average remaining lease term for operating and finance lease on September 30, 2025 was 2.92 years and 1.59 years, respectively. The weighted average remaining lease term for operating and finance lease on December 31, 2024 was 3.77 years and 2.10 years, respectively.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Amounts Recognized in the Condensed Consolidated Statements of Operations

The condensed consolidated statements of operations consist of the following amounts relating to leases (in thousands):

	Three Month Ended September 30,		Nine Months Ended September 31,
	2025	2024	2025	2024
Amortization of real property operating right-of-use assets
(included in general and administrative expenses)	$2,616	$1,779	$6,627	$2,294
Interest expense (recovery) of vehicles finance right-of-use assets
(included in interest expense)	$(1,430)	$1,261	$1,401	$1,630
Depreciation of vehicles finance right-of-use assets
(included in depreciation and amortization)	$5,280	$1,630	$9,021	$2,534

Variable lease expense	$—	$—	$—	$—
Short-term lease expense	$783	$(25)	$1,185	$—

The below table shows the total cash outflows for leases for the periods presented (in thousands):

	Three Month Ended September 30,		Nine Months Ended September 31,
	2025	2024	2025	2024
Operating cash flows from operating leases	$2,826	$1,745	$6,417	$2,259
Financing cash flows from finance leases	5,383	1,678	11,046	3,008
Total cash outflows for leases	$8,209	$3,423	$17,463	$5,267

The table below reconciles the undiscounted future minimum operating and finance lease payments to the operating and finance lease liabilities recorded on the balance sheet as of September 30, 2025 (in thousands):

	Operating Lease	Finance Lease
Remainder of 2025	$2,311	$4,013
2026	7,475	13,209
2027	4,117	7,566
2028	2,163	1,825
2029	1,254	380
Thereafter	1,319	187
Total future minimum lease payments	18,639	27,180
Less: Amount of lease payments representing interest	(1,930)	(1,831)
Present values of future minimum lease payments	$16,709	$25,349

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Lessor Accounting

Rental agreements are for the rental of our compressor systems to customers. Rental revenue for the nine months ended September 30, 2025 and 2024, were approximately $306.4 million and $185.0 million, respectively. Revenue related to these rental agreements is reflected as rental revenue in the condensed consolidated statements of operations.

Scheduled future minimum lease payments to be received by the Company as of September 30, 2025 for each of the next five years is as follows (in thousands):

Amount
Remainder of 2025	$63,971
2026	125,076
2027	56,617
2028	7,487
2029	75
Thereafter	—
Total	$253,226

Note 8 – Goodwill and Intangible Assets, Net

Goodwill

The following table summarizes the activity in goodwill balance for periods presented below (in thousands):

	Natural Gas Technologies			Production Solutions			Total
	Goodwill	Accumulated Impairment Losses	Goodwill, net of Accumulated Impairment	Goodwill	Accumulated Impairment Losses	Goodwill, net of Accumulated Impairment	Goodwill, net of Accumulated Impairment
Balance as of December 31, 2023	$—	$—	$—	$7,596	$(5,372)	$2,224	$2,224
Additions to goodwill	84,115	—	84,115	181,185	—	181,185	265,300
Goodwill impairment	—	—	—	—	—	—	—
Balance as of September 30, 2024	$84,115	$—	$84,115	$188,781	$(5,372)	$183,409	$267,524

Balance as of December 31, 2024	$66,325	$—	$66,325	$188,739	$(5,372)	$183,367	$249,692
Additions to goodwill	—	—	—	—	—	—	—
Goodwill impairment	—	—	—	—	—	—	—
Balance as of September 30, 2025	$66,325	$—	$66,325	$188,739	$(5,372)	$183,367	$249,692

Goodwill is not subject to amortization but is tested for impairment on an annual basis or more frequently if indicators arise. No events or changes in circumstances were present as of September 30, 2025, which indicated the fair value of the Company's reporting unit was below the respective carrying amount. As such, no goodwill impairment expense was recorded during the three and nine months ended September 30, 2025.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Intangible Assets

Intangible assets, net, consist of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$97,354	(14,743)	$82,611	$97,350	$(9,221)	$88,129
Trade name	61,010	(10,421)	50,589	61,010	(5,845)	55,165
Customer relationships	170,265	(24,191)	146,074	168,340	(11,350)	156,990
Non-compete agreement	2,048	(626)	1,422	2,048	—	2,048
Patent	627	(13)	614	193	(3)	190
Total	$331,304	$(49,994)	$281,310	$328,941	$(26,419)	$302,522

Amortization expense totaled $23.7 million and $9.0 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company reviews finite-lived identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. If such indicators are present, the Company performs a recoverability test by comparing the estimated future undiscounted net cash flows expected to be generated by the asset group to its carrying amount. If the carrying amount of the asset group exceeds the estimated future undiscounted net cash flows, an impairment loss is recognized in the period in which the impairment occurs and represents the excess of the asset carrying value over its estimated fair value. During the nine months ended September 30, 2025 and 2024, the Company did not record any impairment associated with its finite-lived identifiable intangible assets.

As of September 30, 2025, the weighted average remaining useful lives for the Company's intangible assets are as follows:

Developed technology	13.2 Years
Trade name	9.1 Years
Customer relationships	9.7 Years
Non-compete agreement	2.1 Years
Patent	19.3 Years

Amortization expense is classified in operating expenses on the accompanying consolidated statements of operations. Estimated future amortization expense as of September 30, 2025 for each of the next five years and thereafter is as follows (in thousands):

Remainder of 2025	$8,008
2026	32,033
2027	31,919
2028	30,447
2029	29,428
Thereafter	149,475
$281,310

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Note 9 – Supplemental Information to the Condensed Consolidated Financial Statements

Allowance for Credit Losses

The following table summarizes the change in the accounts receivable allowance for credit losses for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Accounts receivable allowance for credit losses, beginning of period	$1,526	$1,647	$1,169	$1,259
Write-offs	(193)	(205)	(485)	(400)
Expense	537	(566)	1,186	17
Accounts receivable allowance for credit losses, end of period	$1,870	$876	$1,870	$876

Contract Balances

The following table provides information about accounts receivable and deferred revenues from contracts with customers (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Accounts receivable, net	$118,970	$120,353
Deferred revenue	$12,538	$8,002

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

The following table presents a reconciliation of contract liabilities for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Deferred revenue, beginning of period	$5,923	$4,085	$8,002	$1,515
Acquired from 2024 Business Combination	—	—	—	2,920
Deposits received	7,130	11,446	18,118	13,520
Revenue recognized	(515)	(7,535)	(13,582)	(9,959)
Deferred revenue, end of period	$12,538	$7,996	$12,538	$7,996

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Accrued Liabilities

Accrued liabilities as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Accrued payroll and employee expenses	$23,076	$17,102
Accrued taxes	6,475	7,284
Customer deposits	377	530
Accrued interest	1,854	3,557
Accrued IPO costs	—	1,687
Other accrued liabilities	3,815	3,669
Total accrued expenses	$35,597	$33,829

Supplemental Cash Flow Information

	Three Month Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Supplemental disclosures of investing and financing activities
Cash paid for interest	$3,086	$18,414	$10,063	$18,788
Cash paid for income taxes	$—	$—	$5,100	$—
Supplemental schedule of non-cash activities
Noncash debt refinancing of long-term debt with Revolving Credit Facility	$—	$470,584	$—	$470,584
Issuance of 64,823,042 shares of Class B common stock to the Continuing Equity Owners, net of redemption of certain LLC Interests and Blocker Shareholders' exchange to Class A shares	$—	$—	$—	$—
Issuance of 5,251,620 shares of Class A common stock to the Blocker Shareholders in exchange of LLC Interests	$—	$—	$—	$—
Establishment of deferred tax asset under Tax Receivable Agreement and at the IPO	$1,452	$—	$11,506	$—
Establishment of liabilities under Tax Receivable Agreement in the IPO	$7,307	$—	$19,791	$—
Issuance of 4.9 million Class A Units in exchange for the net assets acquired in a Business Combination	$—	$854,628	$—	$854,628
Issuance of 5.1 million Class A Units in exchange for 1,000 Common Units of Estis	$—	$—	$—	$—
Lease liabilities arising from obtaining operating right-of-use assets	$145	$954	$928	$954
Lease liabilities arising from obtaining financing right-of-use assets	$5,257	$4,150	$14,683	$5,624

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Note 10 – Long-Term Debt

Long-term debt consists of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Revolving Credit Facility	$222,628	$635,916
Total debt	222,628	635,916
Less: Current maturities	—	—
Total long-term debt, net	$222,628	$635,916

Revolving Credit Facility

On August 20, 2024, Flowco LLC and its subsidiaries (the “Borrowers”) entered into a credit agreement (the “Credit Agreement”), which provided for an initial $700 million, five-year senior secured revolving credit facility (the "Revolving Credit Facility"). The Credit Facility modifies the Estis revolving credit facility (the “Estis Credit Facility”), and settled all outstanding indebtedness under the then existing agreements. The Credit Agreement was further amended on November 27, 2024, pursuant to which the aggregate revolving commitment was increased to $725.0 million. The Company has the ability to request the issuance of letters of credit under the Revolving Credit Facility in an aggregate amount of up to $20 million. As of September 30, 2025, the Company had $0.5 million of outstanding letters of credit. The Company also has the ability to borrow swingline loans under the Revolving Credit Facility in an aggregate principal amount of up to $50 million.

The Revolving Credit Facility matures on August 20, 2029, and can be used for working capital, capital expenditures, and acquisitions.

The borrowing base is determined by eligible accounts receivable, inventory, and equipment values, subject to reserves. Borrowing availability depends on the lesser of the aggregate revolving commitment or borrowing base, minus outstanding loans and letters of credit. Borrowings can be based on either an alternate base rate (ABR) or a term SOFR rate, with interest margins ranging from 0.75% to 2.50%, depending on the total leverage ratio. As of September 30, 2025, the Company had $222.6 million outstanding under the facility at a 4.38% SOFR rate plus a 1.75% margin, for an all-in rate of 6.13%.

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

The Borrowers were in compliance with all covenants as of and for the three months ended September 30, 2025.

The debt issuance costs are being amortized to interest expense over the life of the Revolving Credit Facility. Unamortized debt issuance costs are included in other assets in the accompanying condensed consolidated balance sheets. The Company recorded $14.6 million and $22.2 million interest expense for the nine months ended

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2025 and 2024, respectively, related to the Revolving Credit Facility and the Estis Credit Facility, respectively.

The schedule of future maturities of long-term debt as of September 30, 2025, consists of the following (in thousands):

Amount
Remainder of 2025	$—
2026	—
2027	—
2028	—
2029	222,628
Thereafter	—
Total debt	$222,628

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

As the Company had no business transactions or activities prior to the IPO, no income taxes were incurred for the period from January 1, 2025, to January 15, 2025. For the three months ended September 30, 2025 and the period from January 16, 2025, to September 30, 2025, the Company recorded income tax benefit of $2.2 million and income tax provision of $4.3 million, respectively, which includes $0.6 million and $1.7 million of Texas margin tax. The Company’s effective tax rate was (6.6%) and 4.6% for the three months ended September 30, 2025 and the period from January 16, 2025, to September 30, 2025, respectively. Significant reconciling items between this effective rate and the U.S. federal statutory tax rate of 21% are primarily related to the absence of taxes on income allocable to redeemable non-controlling interests and additional valuation allowance recorded during the three and nine months ended September 30, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which contains a broad range of tax reform that amend, eliminate, and extend tax rules under the expiring portions of Tax Cuts and Jobs Act. In particular, the OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The OBBBA has multiple effective dates concerning its tax provisions, with certain provisions effective in 2025 and others implemented through 2027. One key change includes the immediate reinstatement of 100% bonus depreciation. The Company will benefit from the reinstatement of bonus depreciation and will continue to monitor the potential future impacts of the OBBBA, including provisions that become effective in subsequent periods, and will reflect any material changes in its accompanying consolidated financial statements.

IPO, the Transactions and Tax Receivable Agreement

On January 16, 2025, the Company recorded a net deferred tax asset of $12.4 million related to (i) the difference between the book and tax basis of its investment in Flowco LLC of $10.0 million, net of $13.7 million of valuation allowance and (ii) $2.4 million net operating loss obtained from the purchase of 5,251,620 LLC Interests from the

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

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

During the three months ended September 30, 2025, the Company acquired an aggregate of 3,431,806 Common Units of Flowco LLC in connection with the redemption of Common Units from the Continuing Equity Owners, which resulted in an increase in the tax basis of the Company’s investment in Flowco LLC, subject to the provisions of the TRA. As a result of this exchange, during the nine months ended September 30, 2025, the Company recognized an increase to its deferred tax assets (net of valuation allowance) in the amount of $0.3 million, and corresponding TRA liabilities of $7.3 million, representing 85% of the tax benefits due to the Continuing Equity Owners.

As of September 30, 2025, the total amount due under the TRA was $19.8 million and the Company has yet to make its first TRA payment.

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

Current Equity Structure Post IPO

The following table summarizes the capitalization and voting rights of the Company’s classes of stock as of September 30, 2025:

	Authorized	Issued & Outstanding	Votes per Share	Economic Rights
Preferred stock	10,000,000	—	N/A	N/A

Common stock:
Class A	300,000,000	28,255,895	1	Yes
Class B	150,000,000	61,391,236	1	No

The Company’s board of directors (“Board of Directors”) is authorized to direct the Company to issue shares of preferred stock in one or more series and its discretion to determine the number and designation of such series and the

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through September 30, 2025, no series of preferred stock have been issued.

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

Except in certain limited circumstances, holders of Class B common stock do not have any right to receive dividends or to receive a distribution upon dissolution or liquidation. Additionally, holders of shares of Class B common stock do not have preemptive, subscription or redemption rights. There are no redemption or sinking fund provisions applicable to the Class B common stock. Any amendment of the Company’s amended and restated certificate of incorporation that gives holders of Class B common stock (1) any rights to receive dividends or any other kind of distribution, (2) any right to convert into or be exchanged for shares of Class A common stock, or (3) any other economic rights (except for payments in cash-in-lieu of receipt of fractional stock) will require, in addition to any stockholder approval required by applicable law, the affirmative vote of holders of a majority of the voting power of the outstanding shares of Class A common stock voting separately as a class. The Company must, at all times, maintain (i) a one-to-one ratio between the number of shares of Class A common stock issued by the Company and the number of LLC Interests owned by the Company, and (ii) maintain a one-to-one ratio between the number of shares of Class B common stock owned by the Continuing Equity Owners and the number of LLC Interests owned by such Continuing Equity Owners.

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

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Redemptions of LLC Interests

During the three months ended September 30, 2025, certain Continuing Equity Owners redeemed 3,431,806 of their Common Units of Flowco LLC, along with their corresponding shares of Class B common stock, in exchange for an equal number of shares of Class A common stock. Simultaneously, and in connection with these exchanges and redemptions, the Company canceled the exchanged shares of Class B common stock. As a result, the exchanged and redeemed LLC Interests are now considered to be within the control of the Company for accounting purposes, and the redeemable non-controlling interest associated with these redeemed shares was reclassified from temporary equity to permanent equity in the three months ended September 30, 2025.

As of September 30, 2025, the Company holds a 31.5% economic interest in Flowco LLC through its ownership of 28,255,895 LLC Interests but consolidates Flowco LLC as sole managing member. The remaining 61,391,236 LLC Interests representing an 68.5% interest are held by the Continuing Equity Owners.

Share Repurchase Program

On June 11, 2025, the Board of Directors authorized a $50 million share repurchase program (the “Repurchase Program”) to reacquire shares via open market purchase, privately negotiated transactions, or by other means in accordance with the regulations of the Securities and Exchange Commission. The Repurchase Program does not obligate the Company to repurchase any particular amount of shares and may be modified, suspended, or discontinued at any time. The timing of purchases and the number of shares repurchased under the Repurchase Program will depend on a variety of factors including price, trading volume, market conditions and corporate and regulatory requirements.

During the three months ended September 30, 2025, the Company repurchased 953,229 shares of Class A common stock under the Repurchase Program at an average price of $15.72 per share for a total cost of $15.0 million inclusive of commissions and fees. Accrued excise taxes from these repurchases were $0.2 million and is included within accrued expenses in the accompanying condensed consolidated balance sheets. As of September 30, 2025, all repurchased shares had been canceled and retired, resulting in a permanent reduction in both the number of shares outstanding and the Company’s total stockholders’ equity.

As of September 30, 2025, the remaining total available authorization under the Repurchase Program was approximately $35.0 million.

On September 26, 2025, the Company executed a 10b5-1 repurchase plan agreement (the “Repurchase Plan Agreement”) with a third-party financial institution (the “Agent”) granting the Agent the authority to execute open-market repurchases on behalf of the Company, up to the daily volume limit permitted under Rule 10b-18 of the Securities Exchange Act of 1934. There were no shares repurchased under the Repurchase Plan Agreement during the three months ended September 30, 2025. The Repurchase Plan Agreement is set to commence on November 6, 2025 and shall terminate upon the earliest of close of business on February 6, 2026 or the completion of all purchases contemplated by the Repurchase Plan Agreement. The Repurchase Plan Agreement has a maximum authorized amount of $15.0 million.

Redeemable Non-Controlling Interests

After the IPO, the Company became the sole managing member of Flowco LLC, and has the sole voting interest in, and control of the management of, Flowco LLC. As a result, the Company consolidates the financial results of Flowco LLC. The redeemable non-controlling interests on the accompanying condensed consolidated balance sheets represents the economic interest in Flowco LLC held by the Continuing Equity Owners, adjusted to equal the greater of (i) the carrying value of the redeemable non-controlling interest adjusted each reporting period for income or loss attributable to the redeemable non-controlling interest or (ii) the redemption value. The redemption value is calculated based on the arithmetic average of the volume weighted average prices of Class A common stock on the trading day

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

immediately prior to the end of each reporting period. Remeasurements to the redemption value of the redeemable non-controlling interest are performed at each reporting period and any required adjustments are recorded as an allocation between permanent equity and temporary equity within the condensed consolidated balance sheets. The portion of the net income or loss attributable to redeemable non-controlling interest is reported as net income or loss attributable to non-controlling interests on our condensed consolidated statements of operations.

The ownership of the LLC Interests as of September 30, 2025, is summarized as follows:

	September 30, 2025		December 31, 2024
	Shares	Ownership %	Shares	Ownership %
Flowco Holdings interest in Flowco LLC	28,255,895	31.5%	n/a	n/a	%
Continuing Equity Owners' interest in Flowco LLC	61,391,236	68.5%	n/a	n/a	%
	89,647,131	100.0%	n/a	n/a	%

Distributions to Members

As a limited liability company treated as a partnership for income tax purposes, Flowco LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. Under the LLC Agreement, Flowco LLC is required to distribute cash, to the extent that Flowco LLC has cash available, on a pro rata basis to its members, including the Company, to the extent necessary to cover the Company’s tax liabilities, if any, with respect to each member’s share of Flowco LLC’s taxable earnings. Additionally, the Company may also, from time to time, make supplemental tax distributions to the extent a member, other than the Company, has an assumed tax liability in excess of the distributions made; however, these supplemental distributions must be made on a pro rata basis to all members, including the Company.

During the three months ended September 30, 2025, Flowco LLC made total distributions of approximately $4.9 million and $2.3 million to the Continuing Equity Owners and the Company, respectively. During the nine months ended September 30, 2025, Flowco LLC made total distributions of approximately $23.7 million and $9.8 million to the Continuing Equity Owners and the Company, respectively.

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

Earnings per share is presented for the period from after the IPO, January 16, 2025, to September 30, 2025 and for the three months ended September 30, 2025. Prior to the IPO the membership structure consisted of Common Units and Class A Units. Flowco Holdings’ current capital structure is not reflective of the capital structure of Flowco LLC prior to the IPO and the Transactions. Therefore, earnings per share has not been presented for the period of the year prior to the IPO or for the three and nine months ended September 30, 2024.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income per share of Class A common stock for the periods following the Transactions (in thousands, except per share amounts):

(in thousands, except share and per share data)	Period from July 1, 2025 to September 30, 2025	Period from January 16, 2025 to September 30, 2025
Numerator:
Net income attributable to Flowco Holdings, Basic	$12,517	$24,160
Add: Net income impact from assumed redemption of all LLC Interests to common stock	21,756	65,058
Less: Income tax expense on net income attributable to NCI at 22.2%	(4,830)	(14,443)
Net income attributable to Flowco Holdings, Diluted	$29,443	$74,775

Denominator:
Weighted average shares of common stock outstanding, Basic	27,445,906	26,338,938
Dilutive effects of:
LLC Interests that are exchangeable to common stock	62,771,419	64,091,455
Unvested RSU's	444,481	459,697
Weighted average shares of common stock outstanding, Diluted	90,661,805	90,890,091

Basic earnings per share	$0.46	$0.92
Diluted earnings per share	$0.32	$0.82

Net income attributable to the redeemable non-controlling interests added back to net income in the fully dilutive computation has been adjusted for income taxes which would have been expensed had the income been recognized by the Company, a taxable entity. The weighted average common shares outstanding in the diluted computation per share assumes all outstanding LLC Interests are redeemed and exchanged with the shares of Class A common stock rather than cash-settle.

The dilutive impact of LLC Interests assumed to be redeemed in exchange for the issuance of Class A common stock was included in the computation of diluted earnings per share under the if-converted method for the period from January 16, 2025, to September 30, 2025 and for the three months ended September 30, 2025. The impact of unvested RSUs was dilutive and has been included using the treasury stock method.

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

Under the Equity Plan, 6,000,000 shares of Class A common stock were initially reserved for issuance, which shares may be granted pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

rights, RSUs, and other stock-based awards. The maximum number of shares that are subject to awards under the Equity Plan is subject to an annual increase equal to the lesser of 2% of the number of Class A shares common stock issued and outstanding on December 31 of the immediately preceding calendar year and an amount determined by our Board of Directors. No more than 6,000,000 shares of Class A common stock in the aggregate may be issued under the Equity Plan in connection with incentive stock options. As of September 30, 2025, 5,325,621 shares of Class A common stock are available for future grant under the Equity Plan.

In January and February 2025, the Company granted an aggregate of 674,379 RSUs to certain of the Company’s executives and employees and non-employee directors in conjunction with the Equity Plan with an aggregate grant date fair value of $20.0 million. The RSU awards to executives and employees cliff vest in full on the third anniversary of the grant date of the award, subject to employee’s continued employment. The RSU awards to non-employee directors vest in twelve equal installments on each of the first twelve quarterly anniversaries following the grant date of the award, subject to such non-employee director continuing in service through such date. Only the RSUs awarded to employees will accelerate and vest in full upon a change in control (as defined in the Equity Plan). The Company did not grant any additional RSUs in the three months ended September 30, 2025.

The following table summarizes the award activity under the Equity Plan for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Outstanding as of beginning of period	658,234	—	—	—
Granted	—	—	674,379	—
Vested	(65,104)	—	(72,916)	—
Forfeited	—	—	(8,333)	—
Outstanding as of end of period	593,130	—	593,130	—

Total compensation expense for RSUs was approximately $1.5 million and $5.9 million for the three and nine months ended September 30, 2025, respectively, and is included in selling, general and administrative costs in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2025.

The unamortized compensation cost related to RSUs of approximately $13.6 million as of September 30, 2025 is expected to be recognized over a weighted-average period of approximately 2.3 years.

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

The Company’s matching contributions amounted to approximately $2.9 million and $1.2 million during the nine months ended September 30, 2025 and 2024, respectively. The Company’s matching contributions amounted to approximately $0.8 million and $0.9 million during the three months ended September 30, 2025 and 2024, respectively.

Note 16 – Commitments and Contingencies

The Company is, and from time to time may be, subject to various claims and legal proceedings which arise in the ordinary course of business. In the opinion of management, there are no legal matters that are likely to have a material

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

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

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

The below tables contain revenues and certain expenses regularly presented to the CODM in order to make decisions regarding the Company's business, including resource allocation and performance assessments, as well as the current focus in compliance with ASC 280, Segment Reporting, for the periods presented (in thousands):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Production Solutions	Natural Gas Technologies	Total	Production Solutions	Natural Gas Technologies	Total

Revenues from external customers	$125,596	$51,345	$176,941	$369,833	$192,673	$562,506
Intersegment revenues	—	18,065	18,065	—	44,276	44,276
Total revenues	125,596	69,410	195,006	369,833	236,949	606,782
Elimination of intersegment revenue			(18,065)			(44,276)
Total consolidated revenues			176,941			562,506
Less:
Cost of revenues from external customers (1)	55,863	18,320	74,183	168,300	88,481	256,781
Intersegment cost of revenue	35	18,030	18,065	133	44,143	44,276
Total cost of revenues	55,898	36,350	92,248	168,433	132,624	301,057
Elimination of intersegment cost of revenue			(18,065)			(44,276)
Total consolidated cost of revenue			74,183			256,781
Selling, general and administrative expenses (1)	15,965	7,762	23,727	45,791	26,522	72,313
Depreciation and amortization (1)	23,577	15,369	38,946	61,383	44,835	106,218
(Gain) loss on sale of equipment	283	(51)	232	449	(194)	255
Segment profit	$29,873	$9,980	39,853	$93,777	$33,162	126,939
Corporate expenses (2)			(5,260)			(19,903)
Total operating income			34,593			107,036
Interest expense			(2,757)			(14,567)
Other expense			229			521
Income before provision for income taxes			$32,065			$92,990

____________________________

(1) Represents the significant expense categories and amounts for each reportable operating segment that are regularly provided to the chief operating decision maker.

(2) Comprised primarily of expenses not allocated to our reportable segments.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Production Solutions	Natural Gas Technologies	Total	Production Solutions	Natural Gas Technologies	Total

Revenues from external customers	$111,686	$77,679	$189,365	$214,475	$134,810	$349,285
Intersegment revenues	—	9,133	9,133	—	28,887	28,887
Total revenues	111,686	86,812	198,498	214,475	163,697	378,172
Elimination of intersegment revenue			(9,133)			(28,887)
Total consolidated revenues			189,365			349,285
Less:
Cost of revenues from external customers (1)	57,495	43,314	100,809	86,003	87,026	173,029
Intersegment cost of revenue	9,133	—	9,133	28,887	—	28,887
Total cost of revenues	66,628	43,314	109,942	114,890	87,026	201,916
Elimination of intersegment cost of revenue			(9,133)			(28,887)
Total consolidated cost of revenue			100,809			173,029
Selling, general and administrative expenses (1)	16,049	8,963	25,012	24,195	12,009	36,204
Depreciation and amortization (1)	17,363	13,218	30,581	41,276	15,226	56,502
(Gain) loss on sale of equipment	88	(16)	72	743	(16)	727
Segment profit	$11,558	$21,333	32,891	$33,371	$49,452	82,823
Corporate expenses (2)			—			—
Total operating income			32,891			82,823
Interest expense			(11,861)			(22,174)
Loss on debt extinguishment			(221)			(221)
Other expense			233			(1,813)
Income before provision for income taxes			$21,042			$58,615

____________________________

(1) Represents the significant expense categories and amounts for each reportable operating segment that are regularly provided to the chief operating decision maker.

(2) Comprised primarily of expenses not allocated to our reportable segments.

The following tables set forth certain selected financial information for our operating segments for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Segment capital expenditures:
Production Solutions	$120,009	$38,355
Natural Gas Technologies	54,200	23,269
Total segment capital expenditures	174,209	61,624
Corporate and other	1,321	527
Total capital expenditures	$175,530	$62,151

	As of September 30,	As of December 31,
	2025	2024
Segment assets:
Production Solutions	$966,857	$886,372
Natural Gas Technologies	793,552	730,459
Total segment assets	1,760,409	1,616,831
Eliminations	(92,861)	(41,639)
Corporate and other	18,687	13,757
Total assets	$1,686,235	$1,588,949

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Note 18 – Subsequent Events

On October 31, 2025, the Board of Directors approved a quarterly cash dividend for the Company’s shares of Class A common stock. The dividend for each share of Class A common stock will be $0.08 per share payable to holders of Class A common stock of record as of the close of business on November 14, 2025, and will be paid on November 26, 2025. Flowco LLC will also make a corresponding distribution of $0.08 per unit to its common unit holders.

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

As of September 30, 2025, our Production Solutions and Natural Gas Technologies segments operated a combine fleet of over 4,600 active systems, generating consistent, recurring revenues through the long production life of wells. For a more detailed overview of our business, see Part 1. Item 1. Business and Part 1. Item 2. Properties included in our Annual Report.

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

One Big Beautiful Bill Act (“OBBBA”)

On July 4, 2025, the OBBBA was enacted into law in the United States (“U.S.”). The OBBBA makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act, which were set to expire at the end of 2025.

Specifically, the OBBBA includes provisions that, beginning in 2025, make permanent full expensing of tangible personal property and restore favorable tax treatment for certain business provisions. This legislation has multiple effective dates, with certain provisions effective starting in 2025 and others implemented in 2026 and into 2027. In addition to the reinstatement of full expensing of tangible personal property, we are currently assessing the impacts of other provisions of the OBBBA on our consolidated financial statements.

Archrock Transaction

In July 2025, we entered into an asset purchase agreement with Archrock, Inc., pursuant to which we acquired certain HPGL and VRU systems, the related customer contracts and inventory for $71 million in cash. This transaction closed on August 1, 2025.

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
•
2025 Equity and Incentive Plan. To incentivize individuals providing services to us or our affiliates, our Board of Directors adopted an omnibus 2025 Equity and Incentive Plan (the “Equity Plan”) prior to the completion of our IPO. The Equity Plan provides for the grant, from time to time, at the discretion of our Board of Directors or a committee thereof, of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, other stock awards, substitute awards and performance awards. Any individual who is our officer or employee or an officer or employee of our affiliates, and any other person who provides services to us or our affiliates, including members of our Board of Directors, will be eligible to receive awards under the Equity Plan at the discretion of our Board of Directors. From period of January 16, 2025, to September 30, 2025, we granted 674,379 restricted stock unit (“RSU”) awards, which will vest within three years, to certain of our employees, officers, and non-employee directors. Awards of RSUs to our officers and employees will vest on the third anniversary of the grant date, while awards of RSUs to our non-employee directors will vest pro rata quarterly over three years. For these awards granted during period from January 16, 2025, to September 30, 2025, after adjusting for forfeitures as of September 30, 2025, we will recognize total equity compensation expenses averaging approximately $6.5 million per year, starting in 2025, over the applicable vesting terms related to these RSU issuances.
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

three months ended September 30, 2025 Compared to three months ended September 30, 2024

	Three Months Ended September 30,
	2025	2024	Change ($)	Change (%)
Revenues
Rentals	$106,966	$87,240	$19,726	23%
Sales	69,975	102,125	(32,150)	-31%
Total revenues	176,941	189,365	(12,424)	-7%
Operating expenses
Cost of rentals (exclusive of depreciation and amortization disclosed separately below)	29,295	25,274	4,021	16%
Cost of sales (exclusive of depreciation and amortization disclosed separately below)	44,888	75,535	(30,647)	-41%
Selling, general and administrative expenses	28,980	25,012	3,968	16%
Depreciation and amortization	38,953	30,581	8,372	27%
Loss on sale of equipment	232	72	160	222%
Income from operations	34,593	32,891	1,702	5%
Other expenses
Interest expense	(2,757)	(11,861)	9,104	-77%
Other income (expenses)	229	233	(4)	-2%
Total other expenses	(2,528)	(11,849)	9,321	-79%
Income before provision for income taxes	32,065	21,042	11,023	52%
Income tax benefit (provision)	2,208	(396)	2,604	-658%
Net income	34,273	$20,646	$13,627	66%
Net income attributable to redeemable non -controlling interests	21,756
Net income attributable to Flowco Holdings Inc.	$12,517

Revenue – rentals. Rental revenue was $107.0 million for the three months ended September 30, 2025, an increase of $19.7 million, or 23%, from $87.2 million for the three months ended September 30, 2024. This increase in rental revenue was driven primarily by two factors as follows:

•
Surface equipment fleet size experienced an increase of 112 average active systems per month from 1,447 during the three months ended September 30, 2024, to 1,559 average active surface equipment systems per month during the three months ended September 30, 2025. Additionally, average rental rate also had a $2,051 increase in average monthly price from $11,342 per unit during the three months ended September 30, 2024 to $13,393 per unit during the three months ended September 30, 2025. These increases approximate 8% and 18% for fleet size and average rental rate per unit, respectively, and contribute to a total increase in surface equipment rental revenue of $13.1 million, or approximately 27%.
•
Vapor recovery fleet size experienced an increase of 207 average active systems per month from 2,852 during the three months ended September 30, 2024 to 3,058 average active vapor recovery active units per month during three months ended September 30, 2025. Additionally, average rental rate also had a $431 increase in average monthly price from $4,506 during the three months ended September 30, 2024 to $4,938 per unit during the three months ended September 30, 2025. These increases approximate 7% and 10% for fleet size and average rental rate per unit, respectively, and contribute to a total increase in vapor recovery rental revenue of $6.6 million, or approximately 17%.

Revenue – sales. Sales revenue was $70.0 million for the three months ended September 30, 2025, a decrease of $32.2 million, or 31%, from $102.1 million for the three months ended September 30, 2024. This decrease in sales revenue was primarily due to a completion of a project for a customer and a shift in purchasing patterns from our operators from historically purchasing our VRUs to recently seeking out the rental options within the Natural Gas Technologies segment.

Additionally, we sell our natural gas systems through intercompany transactions for further use in the Production Solutions segment in addition to sales to our customers. Approximately $18.1 million of intercompany natural gas system sales to the Production Solutions segment was recognized in the three months ended September 30, 2025 as we continued to grow our Production Solutions segment, an increase of approximately $8.9 million in intercompany revenues from approximately $9.1 million in the three months ended September 30, 2024. All intercompany revenues have been eliminated in consolidation.

Cost of rentals. Rental cost was $29.3 million in the three months ended September 30, 2025, an increase of $4.0 million, or approximately 16%, from $25.3 million for the three months ended September 30, 2024. The primary drivers of this increase relate to increased costs of approximately $2.9 million and $1.1 million associated with surface equipment rental fleet and vapor recovery rental units, respectively. These increases approximate to 24% and 8%, respectively, and align with the percentage increases of surface equipment and vapor recovery rental revenues of 27% and 17%, respectively, above.

Cost of sales. Sales cost was $44.9 million for the three months ended September 30, 2025, a decrease of $30.6 million, or approximately 41%, from $75.5 million for the three months ended September 30, 2024. This decrease was primarily attributable to the reduced sales volume from our natural gas systems sales within the Natural Gas Technologies segment resulting from a completion of a project for a customer and a shift in purchasing patterns by our customers.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2025 were $29.0 million, an increase of $4.0 million from $25.0 million for the three months ended September 30, 2024. This increase was primarily attributable to $1.3 million settlement expenses related to a lawsuit within our Production Solutions segment during the three months ended September 30, 2025 and an additional $1.5 million expense related to stock-based compensation for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The remaining increase of approximately $1.3 million relate to the added personnel, marketing, and sales expenses as we continue to grow as a publicly traded company.

Depreciation and amortization. Depreciation and amortization was $39.0 million for the three months ended September 30, 2025 an increase of $8.4 million, from $30.6 million for the three months ended September 30, 2024. The increase was primarily attributable to the organic growth of our rental fleet and the additional deprecation expense related to the HPGL and VRU systems acquired in the Archrock acquisition.

Interest expense. Interest expense was $2.8 million in the three months ended September 30, 2025 compared to interest expense of $11.9 million in the three months ended September 30, 2024. This decrease in interest expense of $9.1 million, or approximately 77%, was primarily due to decreased average borrowings outstanding in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This decrease in average daily borrowings outstanding is primarily attributable to the use of IPO proceeds in January 2025 of $440.0 million to repay our indebtedness, partially offset by $71.0 million recent debt proceeds on August 1, 2025 to fund the Archrock acquisition.

Income tax benefit (provision). Income tax benefit was $2.2 million for the three months ended September 30, 2025, a favorable swing of $2.6 million from income tax provision of $0.4 million for the three months ended September 30, 2024. After the consummation of the IPO, we became subject to U.S. federal, state, and local income taxes with respect to our allocable share of taxable income of Flowco Holdings at the prevailing corporate tax rates. During the three months ended September 30, 2025, we were able to utilize the recently made permanent full expensing of tangible personal property via the OBBBA provisions. As such, we were able to downward revise our tax provision for the nine months ended September 30, 2025 to arrive at a tax benefit position for the three months ended September 30, 2025. Income tax provision reversal for the three months ended September 30, 2025 was $2.9 million, offset partially with an increase in Texas margin tax of approximately $0.7 million.

nine months ended September 30, 2025 Compared to nine months ended September 30, 2024

	Nine Months Ended September 30,
	2025	2024	Change ($)	Change (%)
Revenues
Rentals	$306,366	$184,982	$121,384	66%
Sales	256,140	164,303	91,837	56%
Total revenues	562,506	349,285	213,221	61%
Operating expenses
Cost of rentals (exclusive of depreciation and amortization disclosed separately below)	83,748	48,956	34,792	71%
Cost of sales (exclusive of depreciation and amortization disclosed separately below)	173,033	124,073	48,960	39%
Selling, general and administrative expenses	92,197	36,204	55,993	155%
Depreciation and amortization	106,237	56,502	49,735	88%
Loss on sale of equipment	255	727	(472)	-65%
Income from operations	107,036	82,823	24,213	29%
Other expenses
Interest expense	(14,567)	(22,174)	7,607	-34%
Other income (expenses)	521	(1,813)	2,334	-129%
Total other expenses	(14,046)	(24,208)	10,162	-42%
Income before provision for income taxes	92,990	58,615	34,375	59%
Income tax provision	(4,320)	(702)	(3,618)	515%
Net income	88,670	$57,913	$30,757	53%
Net income attributable to redeemable non -controlling interests	64,510
Net income attributable to Flowco Holdings Inc.	$24,160

Revenue – rentals. The primary driver for the increase in average active systems was related to Flogistix’ VRUs that were added to our combined fleet as part of the 2024 Business Combination within the Natural Gas Technologies segment and Estis’ organic growth in its surface equipment rental fleet within the Production Solutions segment. As a result of the 2024 Business Combination, which occurred on June 20, 2024, the nine months ended September 30, 2024, rental revenue include only ten operational days of Flogistix in June 2024 and the three months ended September 30, 2024. Additionally, the average rental rates for VRUs are generally lower than the average rental rates for surface equipment. Accordingly, the weighted average rental rate of the combined fleet during the nine months ended September 30, 2025, is lower than the weighted average rental rate during the nine months ended September 30, 2024, which prior to the 2024 Business Combination was made up exclusively of surface equipment fleet.

Rental revenue was $306.4 million for the nine months ended September 30, 2025, an increase of $121.4 million, or 66%, from $185.0 million for the nine months ended September 30, 2024. This increase in rental revenue was driven primarily by two factors as follows:

•
Surface equipment fleet size experienced an increase of 85 average active systems per month from 1,425 during the nine months ended September 30, 2024, to 1,510 average active surface equipment systems per month during the nine months ended September 30, 2025. Additionally, average rental rate also had a $1,791 increase in average monthly price from $11,122 per unit during the nine months ended September 30, 2024 to $12,913 per unit during the nine months ended September 30, 2025. These increases approximate 6% and 16% for fleet size and average rental rate per unit, respectively, and contribute to a total increase in surface equipment rental revenue of $32.4 million, or approximately 23%.
•
The 2024 Business Combination impact on VRUs – the nine months ended September 30, 2024 rental revenue only reflect ten operation days in June 2024 and the three months ended September 30, 2024 of Flogistix’ VRU systems with a total of 2,829 average active systems during this time period and an average rental rate of approximately $4,493 per unit during the same period. During the nine months ended September 30, 2025, Flogistix’ VRU fleet size grew to an average of 2,995 active systems per month and an average rental rate of $4,835 per unit. These increases contribute to a total increase in vapor recovery rental revenue of $89.0 million, or approximately 207%, in the periods compared.

Revenue – sales. Sales revenue was $256.1 million for the nine months ended September 30, 2025, an increase of $91.8 million, or 56%, from $164.3 million for the nine months ended September 30, 2024. This increase in revenue was primarily due to the added revenue streams in the sales revenue category. Approximately $123.0 million of downhole components sales and $13.0 million of VRU sales were added to the total sales revenue in the nine months ended September 30, 2025 resulting from the 2024 Business Combination, partially offset by a decrease of approximately $44.2 million in natural gas systems sales due to a completion of a project for a customer.

Additionally, we sell our natural gas systems through intercompany transactions for further use in the Production Solutions segment in addition to sales to our customers. Approximately $44.3 million of intercompany natural gas system sales to the Production Solutions segment was recognized in the nine months ended September 30, 2025 as we continued to the growth in our Production Solutions segment, an increase of approximately $15.4 million in intercompany revenues from approximately $28.9 million in the nine months ended September 30, 2024. All intercompany revenues have been eliminated in consolidation.

Cost of rentals. Rental cost was $83.7 million in the nine months ended September 30, 2025, an increase of $34.8 million, or approximately 71%, from $49.0 million for the nine months ended September 30, 2024. The primary driver of this increase relates to $27.4 million of costs related to Flogistix’ VRUs as part of the 2024 Business Combination within the Natural Gas Technologies segment that were partially included in the nine months ended September 30, 2024 along with increased equipment maintenance and repair costs from higher overall fleet count.

Cost of sales. Sales cost was $173.0 million for the nine months ended September 30, 2025, an increase of $49.0 million, or approximately 39%, from $124.1 million for the nine months ended September 30, 2024. This increase was primarily attributable to $75.9 million of costs related to Flowco Productions within the Production Solution segment and $8.7 million of costs related to Flogistix within the Natural Gas Technologies segment as part of the 2024 Business Combination, partially offset by reduced sale volumes and mix of products sold natural gas systems of approximately $35.7 million from a completion of a project for a customer.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2025 were $92.2 million, an increase of $56.0 million from $36.2 million for the nine months ended September 30, 2024. This increase was primarily attributable to the added personnel, marketing, and sales expenses related to the 2024 Business Combination from the following segments: which consists of $21.6 million, $14.5 million and $19.9 million increases within the Production Solutions, Natural Gas Technologies and Corporate segments, respectively. Included in these increases are (i) $1.3 million settlement expenses related to a lawsuit within our Production Solutions segment in September 2025; (ii) $1.0 million non-recurring charge in June 2025 related to the re-purposing of one of our manufacturing facilities in Pampa, TX, within our Natural Gas Technologies segment; and

(iii) approximately $2.9 million non-recurring charges in June 2025 related to termination benefits and related expenses, which includes one of our executive officers, within our Corporate segment.

Depreciation and amortization. Depreciation and amortization was $106.2 million for the nine months ended September 30, 2025 an increase of $49.7 million, from $56.5 million for the nine months ended September 30, 2024. The increase in depreciation expense was primarily due to increased depreciation expense on machinery and equipment and increased amortization expense on intangible assets resulting from the 2024 Business Combination and from the additional HPGL and VRU systems acquired from the Archrock acquisition in August 2025.

Interest expense. Interest expense was $14.6 million in the nine months ended September 30, 2025 compared to interest expense of $22.2 million in the nine months ended September 30, 2024. This decrease in interest expense of $7.6 million was primarily due to decreased average borrowings outstanding in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 resulting from the debt repayment in January 2025 of $440.0 million using the proceeds from the IPO, partially offset with the recent debt proceeds of $71.0 million in August 2025 to fund the Archrock acquisition.

Other income (expenses). Other income (expenses) had a favorable swing of $2.3 million from a total of $1.8 million other expenses, net, in the nine months ended September 30, 2024 to a total of $0.5 million other income, net, in the nine months ended September 30, 2025 This favorable swing was primarily driven by various gains on lease terminations, partially offset by approximately IPO related transactional expenses in the nine months ended September 30, 2025, and the absence of Estis’ non-operating expenses that were present during the nine months ended September 30, 2024

Provision for income taxes. Provision for income taxes was $4.3 million the nine months ended September 30, 2025, an increase of $3.6 million or approximately 515% increase from the nine months ended September 30, 2024. After the consummation of the IPO, we became subject to U.S. federal, state, and local income taxes with respect to our allocable share of taxable income of Flowco Holdings at the prevailing corporate tax rates. The increase in provision for income taxes were due to these income tax obligations that were not present during the nine months ended September 30, 2024 as we operated under Flowco LLC, a limited liability company, and was treated as a partnership for income tax purposes. Income tax provision for nine months ended September 30, 2025 was $2.6 million. The remaining increase in provision for income taxes of $1.7 million was due to increased Texas margin tax.

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

Sources of Liquidity and Indebtedness

As of September 30, 2025, we had $7.2 million of cash and cash equivalents. We believe existing cash and cash equivalents and cash flows from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We have historically generated cash and fund our operations primarily from cash flows from operating activities as well as availability under our Credit Agreement. Borrowings under our Credit Agreement has a maturity date of August 20, 2029, in which all principal owed is payable upon maturity. Our interest rate is Term Secured Overnight Finance Rate (“SOFR”) for one month plus 0.1% (“Adjusted REVSOFR30”) plus a contractual applicable margin based on the Company’s calculated leverage ratio, which combined approximates 6.2% per annum at the effective date with interest due monthly. If such rate is below contractual minimums, the interest rate will be calculated based on Adjusted Term SOFR Rate, Adjusted REVSOFR30 Rate or the Adjusted Daily Simple SOFR Rate. Depending upon market conditions and other factors, we may also have the ability to issue additional equity and/or debt, as needed.

Historically, our predecessors’ primary sources of liquidity were cash flows from operations, borrowings under Estis Legacy Credit Agreement and equity provided by the Original Equity Owners. Our predecessors’ primary use of capital has been for working capital purposes, to make cash distributions to the Original Equity Owners and repay indebtedness.

As of October 31, 2025, we had $205.2 million outstanding borrowings and $518.3 million available borrowing capacity under our Credit Agreement.

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

In May and August 2025, our Board of Directors declared and paid a cash dividend of $0.08 per share payable to holders of Class A common stock of record as of the close of business on May 14, 2025 and August 15, 2025 (the “Common Stock Dividend”). In conjunction with the Common Stock Dividend, Flowco LLC declared a distribution on its units of $0.08 per unit to all unitholders of record of Flowco LLC as of the close of business on May 14, 2025 and August 15, 2025. The declaration and payment of future dividends will be at the discretion of our Board of Directors and will depend on future business conditions, financial conditions, results of operations and other factors.

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

During the three months ended September 30, 2025, we repurchased and subsequently retired 953,229 shares of our Class A common stock at an average price of $15.72 per share, excluding commissions.

On September 26, 2025, management executed a 10b5-1 repurchase plan agreement (the “Repurchase Plan Agreement”) with a third-party financial institution (the “Agent”) granting the Agent the authority to execute open-market repurchases on our behalf, up to the daily volume limit permitted under Rule 10b-18 of the Securities Exchange Act of 1934. There were no shares repurchased under the Repurchase Plan Agreement during the three months ended September 30, 2025. The Repurchase Plan Agreement is set to commence on November 6, 2025 and shall terminate upon the earliest of close of business on February 6, 2026, or the completion of all purchases contemplated by the Repurchase Plan Agreement. The Repurchase Plan Agreement has a maximum authorized amount of $15.0 million.

Cash Flow Analysis

The following table presents our summary cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$207,194	$117,208
Net cash used in investing activities	$(175,644)	$(58,903)
Net cash used in financing activities	$(28,930)	$(35,181)

Operating Cash Flows– Net cash provided by operating activities was $207.2 million in the nine months ended September 30, 2025 compared to $117.2 million in the nine months ended September 30, 2024, an increase of approximately $90.0 million. Operating cash flows increased primarily due to higher earnings as a direct result from additional business operations from FPS and Flogistix as it relates to the 2024 Business Combination.

Investing Cash Flows – Net cash used in investing activities was $175.6 million and $58.9 million for the nine months ended September 30, 2025 and 2024, respectively. The approximately $116.7 million increase in net cash used was primarily attributable to the cash paid for the Archrock acquisition and an increase in capital expenditures during the nine months ended September 30, 2025.

Financing Cash Flows – Net cash used in financing activities was $28.9 million in the nine months ended September 30, 2025 compared to net cash used of $35.2 million in the nine months ended September 30, 2024. This $6.3 million decrease was primarily attributable to (i) $419.0 million net cash proceeds from new financing cash activities in 2025 related to $461.8 million in IPO proceeds, $20.9 million payments to acquire the LLC Interests from the Continuing Equity Owners, $15.0 million in share repurchases, $4.4 million dividend payments to Class A common stockholders and $2.5 million of payments related to offering costs for the IPO; (ii) partially offset by $412.7 million change in net cash used related to $742.4 million of payments on long-term debt, $8.0 million payments related to finance lease obligations, $225.9 million of proceeds from long-term debt, $106.8 million decrease in distributions to the Continuing Equity Owners and $5.4 million decrease in payments for debt financing.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. As of September 30, 2025, there were no known items which would result in a significant accrual for uncertain tax positions.

Redeemable Non-controlling Interests

After the IPO and Reorganization Transactions, we are the sole managing member of Flowco LLC. The redeemable non-controlling interests in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 represent the portion of earnings attributable to the economic interest in Flowco LLC held by the Continuing Equity Owners. ASR 268 requires that the carrying amount of the redeemable non-controlling interest is equal to the greater of (1) the carrying value of the redeemable non-controlling interest adjusted each reporting period for income or loss attributable to the redeemable non-controlling interest or (2) the redemption value. The redemption value is calculated based on the arithmetic average of the volume weighted average prices of Class A common stock on the trading day immediately prior to the end of each reporting period. Remeasurements to the redemption value of the redeemable non-controlling interest are performed at each reporting period and any required adjustments are recorded as an allocation between permanent equity and temporary equity within the condensed consolidated balance sheets. The portion of the net income or loss attributable to redeemable non-controlling interest is reported as net income or loss attributable to redeemable non-controlling interests on our condensed consolidated statements of operations.

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

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements recently adopted and not yet adopted, refer to Note 2 – Summary of Significant Accounting Policies to our accompanying condensed consolidated financial statements in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and inflation. These market risks arise in the normal course of business. During the nine months ended September 30, 2025, there have been no material changes to the information included under Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2025.

Based on the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2025 due to the material weakness in our internal control over financial reporting described below.

Notwithstanding the material weaknesses discussed below, we believe our condensed consolidated financial statements fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented, in accordance with GAAP.

Previously Reported Material Weaknesses

As disclosed in Item 9A – Controls and Procedures, of our Annual Report, we previously identified material weaknesses in our internal control over financial reporting, which continues to exist as of September 30, 2025. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We identified the following material weaknesses in our internal control over financial reporting:

•
We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters timely and accurately and establish effective processes and controls. Additionally, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in the finance and accounting functions.

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

The material weaknesses resulted in a revision to a disclosure in the consolidated financial statements as of and for the year ended December 31, 2023, and immaterial adjustments to the consolidated financial statements as of and for the years ended December 31, 2023 and 2022, and as of and for the nine-month period ended September 30, 2024. The material weaknesses also resulted in adjustments recorded prior to the issuance of the consolidated financial statements as of and for the year ending December 31, 2024 and an adjustment to a disclosure recorded prior to the issuance of the condensed consolidated financial statements as of and for the nine-month period ended September 30, 2024. The material weaknesses also resulted in a revision to the previously issued consolidated financial statement for the interim periods prior to September 30, 2025, the annual period ended December 31, 2024 and the previously filed prospectus for the nine months ended September 30, 2024. See Note 2 – Summary of Significant Accounting Policies within this Quarterly Report for more information.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Class A common stock repurchase activities under the approved Share Repurchase Program by our Board of Directors for the three months ended September 30, 2025, were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) (3)
	(a)	(b)	(c)	(d)
July 1, 2025 through July 31, 2025	—	$—	—	$50
August 1, 2025 through August 31, 2025	499,824	$15.88	499,824	$42
September 1, 2025 through September 30, 2025	453,405	$15.54	453,405	$35
Total	953,229	$15.72	953,229

____________________________

(1) In June 2025, our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”) to purchase up to $50 million, excluding excise taxes, of our outstanding Class A common stock at our discretion and has no fixed termination date. These shares were repurchased in open-market transactions. As of September 30, 2025, all repurchased shares to date have been retired.

(2) The weighted average price paid per share does not include the cost of commissions and excise taxes.

(3) On September 26, 2025, we entered into a 10b5-1 Repurchase Plan Agreement, providing for the repurchase of up to the daily volume limit permitted under Rule 10b-18 of the Securities Exchange Act of 1934. The Repurchase Plan Agreement is set to commence on November 6, 2025 and shall expire on the earliest of close of business on February 6, 2026 or the completion of all purchases contemplated by the Repurchase Plan Agreement. The Repurchase Plan Agreement has a maximum authorized amount of $15.0 million.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. During the three months ended September 30, 2025, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Contribution Agreement, dated as of June 20, 2024, by and among Flowco MergeCo LLC, GEC Estis Holdings LLC, Flowco Production Solutions, L.L.C. and Flogistix Holdings, LLC	S-1	2.1	01-13-2025
3.1	Amended and Restated Certificate of Incorporation of Flowco Holdings Inc.	S-8	4.1	01-17-2025
3.2	Amended and Restated Bylaws of Flowco Holdings Inc.	S-8	4.2	01-17-2025

10.1	Registration Rights Agreement, dated January 17, 2025, by and among Flowco Holdings Inc. and each other person identified on the schedule of investors attached thereto	8-K	10.3	01-21-2025
10.2	Amendment No. 1 to Registration Rights Agreement, dated July 23, 2025, by and among Flowco Holdings Inc. and the GEC Holders and White Deer Holders party thereto	10-Q	10.2	08-05-2025
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer
101 INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Flowco Holdings Inc.
Date: November 5, 2025	By:	/s/ Jonathan W. Byers
Jonathan W. Byers
Chief Financial Officer (Principal Financial Officer)