Form 10-K
period 2025-12-31
Flowco Holdings Inc.
filed 2026-02-26
CIK 2035149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2025 based on the closing price of $17.81 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was $362.9 million.

As of February 26, 2026, the number of shares of Registrant’s Class A common stock outstanding was 29,647,189, and the number of shares of the Registrant's Class B common stock outstanding was 60,015,566.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement for the 2026 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year.

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
•
“Continuing Equity Owners” refer collectively to holders of LLC Interests and our Class B common stock immediately following consummation of the Transaction, including certain executive officers, employees and other minority investors and their respective permitted transferees who may exchange at each of their respective options, in whole or in part from time to time, their LLC Interests (along with an equal number of shares of Class B common stock (and such shares will be immediately cancelled)) for, at our election, cash or newly-issued shares of our Class A common stock.
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
•
“LLC Interests” refer to the common units of Flowco LLC, including those that we purchased with a portion of the net proceeds from the IPO.
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
•
“Tax Receivable Agreement” refers to the Tax Receivable Agreement entered into by and among Flowco Holdings, Flowco LLC and the Continuing Equity Owners in connection with the IPO, pursuant to which, among other things, Flowco Holdings is required to pay to each Continuing Equity Owner 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of the tax benefits provided by Basis Adjustments, Section 704(c) Allocations, and certain other tax benefits (such as interest deductions) covered by the Tax Receivable Agreement.
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
“White Deer” means White Deer Management LLC, a Delaware limited liability company
•
“White Deer Affiliates” means White Deer and its affiliates.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are neither historical facts nor assurances of future performance and may include words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “plan,” “project,” “strategy” and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part 1, Item 1A, Risk Factors.

About this Annual Report

This Annual Report includes certain historical consolidated financial and other data for Flowco MergeCo LLC. (“Flowco LLC”), including its predecessor and subsidiaries. Flowco Holdings Inc. (“Flowco Holdings”) was formed to serve as the issuer in the IPO, which was consummated on January 15, 2025. Concurrent with the completion of the IPO, we became the new parent holding company of Flowco LLC and its subsidiaries. As we did not have any previous operations prior to the IPO, Flowco LLC is viewed as our accounting predecessor.

As the sole managing member of Flowco LLC, our principal asset consists solely of LLC Interests we acquired directly from Flowco LLC immediately following the IPO. Prior to the IPO, all of our business operations were conducted through Flowco LLC, and the Original Equity Owners were the only members of Flowco LLC. As the sole managing member of Flowco LLC, we operate and control all of the business and affairs of Flowco LLC and, through Flowco LLC and its direct and indirect subsidiaries, conduct our business. We have a minority economic interest in Flowco LLC but control the management of Flowco LLC as its sole managing member. As a result, we consolidate Flowco LLC and record a significant noncontrolling interest in a consolidated entity in our consolidated financial statements for the economic interest in Flowco LLC held by the Continuing Equity Owners.

Our historical financial information is not included in this Annual Report as we were a newly incorporated entity, had no business transactions or activities prior to the IPO date and had no assets or liabilities during the periods prior to the IPO. As such, the historical financial information prior to the IPO reflects that of Flowco LLC.

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
•
Flowco LLC used the net proceeds from the sale of LLC Interests to Flowco Holdings (i) to redeem approximately $20.9 million of Flowco LLC interests from certain non-affiliate holders and (ii) with respect to the remainder, repay indebtedness under our Credit Agreement as described under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.
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

Described below are the details of our organizational structure immediately following the IPO:

•
Flowco Holdings became a holding company and its principal asset consisted of LLC Interests it acquired directly from Flowco LLC and indirectly from the Blocker Shareholders;
•
Flowco Holdings became the sole managing member of Flowco LLC and started to control the business and affairs of Flowco LLC;
•
Flowco Holdings owned 25,721,620 LLC Interests of Flowco LLC, representing approximately 28.4% of the economic interest in Flowco LLC;
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
•
The Continuing Equity Owners (excluding GEC Affiliates and White Deer Affiliates) owned (i) 17,635,286 LLC Interests of Flowco LLC, representing approximately 19.5% of the economic interest in Flowco LLC and (ii) 17,635,286 shares of Class B common stock of Flowco Holdings, representing approximately 19.5% of the combined voting power of all of Flowco Holdings’ common stock; and
•
The purchasers in the IPO owned (i) 20,470,000 shares of Class A common stock (after taking into account the exercise in full of the underwriters’ option to purchase an additional 2,670,000 shares of our Class A common stock in the IPO) of Flowco Holdings, representing approximately 22.6% of the combined voting power of all Flowco Holdings’ common stock and approximately 79.6% of the economic interest in Flowco Holdings, and (ii) through Flowco Holdings’ ownership of LLC Interests, indirectly held approximately 22.6% of the economic interest in Flowco LLC.

Up-C Structure and Tax Receivable Agreements

Our post-IPO and current corporate structure is commonly referred to as an umbrella partnership-C corporation (“Up-C”) structure, which is often used by partnerships and limited liability companies when they undertake an initial public offering of their business. The Up-C structure allows the Tax Receivable Agreements Participants (“TRA Participants”) to retain their equity ownership in Flowco LLC and to continue to realize tax benefits associated with owning interests in an equity that is treated as a partnership, or “flow-through” entity, for U.S. federal income tax purposes. Investors in and after the IPO, by contrast, continued to hold their equity ownership in our Company, a Delaware Corporation that is domestic corporation for U.S. federal income tax purposes, in the form of shares of Class A common stock. One of the tax benefits to the TRA Participants associated with this structure is that future taxable income of Flowco LLC that is allocated to the TRA Participants will be taxed on a flow-through basis and, therefore, will not be subject to corporate taxes at the entity level. The Up-C structure also provides the TRA Participants with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded. The TRA Participants and Flowco Holdings also expect to benefit from the Up-C structure as a result of certain cash tax savings arising from redemptions or exchanges of the TRA Participants’ LLC Interests for Class A common stock or cash, and certain other tax benefits covered by the Tax Receivable Agreement discussed under Part I, Item 1A. Risk Factors – Risk Factors Related to our Organizational Structure.

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

PART I

Item 1. Business

Overview

We are incorporated under the laws of the state of Delaware, and our common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “FLOC.” Our operations are located in the U.S. Our corporate headquarters are located at 1300 Post Oak Blvd., Suite 450, Houston, Texas 77056.

We are a leading provider of production optimization, artificial lift and emissions management and monetization solutions for the oil and natural gas industry. Our products and services include a full range of equipment and technology solutions that enable our customers to efficiently and cost-effectively maximize the profitability and economic lifespan of the production phase of their operations. Our principal products and services are organized into two business segments: (i) Production Solutions; and (ii) Natural Gas Technologies. Our core technologies include high pressure gas lift (“HPGL”), conventional gas lift, plunger lift and vapor recovery unit (“VRU”) solutions, all of which are overlaid by our proprietary digital technologies and solutions that enable real-time remote monitoring and control to maximize efficiencies for our products and services. These products and services, including proprietary technologies such as HPGL, which was pioneered by Estis, hold, in their respective categories, leading positions in growing markets, and are used extensively by the largest oil and natural gas producers primarily in the U.S.

We generate revenues throughout the long production lives of oil and natural gas wells. As of December 31, 2025, we had a fleet of over 4,600 active systems enabling consistent revenue generation. We also sell other products and services that help our customers optimize the value of their assets. We believe that the demand for our products and services is more stable than the demand for drilling and completion related services, and this demand has resulted in more durable, recurring cash flows for our products and services compared to many other oilfield services. The production phase of a new oil or natural gas well begins when it is brought online. From this point forward, the rate of production is determined by the geological characteristics of the reservoir from which the well is producing, the design and construction of the wellbore from the reservoir to the surface, and the elapsed time since the well is brought online. This rate of production typically falls over time as the natural reservoir pressure declines and becomes insufficient to bring oil and natural gas to the surface. This decline is particularly steep for shale wells found in onshore North American oil and natural gas basins.

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

Our VRUs and other methane abatement solutions capture fugitive emissions of methane and other hydrocarbons, including natural gas liquids (“NGLs”), such as ethane, propane, and butane, which are a natural by-product of oil production. As oil flows to the surface and is processed at the wellsite, methane and other hydrocarbons, including NGLs, are released as associated gas. Without capture and management, these associated gas molecules may be released into the atmosphere as fugitive emissions. In addition, there are numerous potential sources of fugitive emissions throughout the natural gas value chain. By capturing these emissions, our VRUs and other methane abatement solutions allow for monetization of the resulting incremental methane and other hydrocarbon volumes and enable our customers to meet their decarbonization goals and comply with regulatory requirements. These innovative and proprietary solutions extend across each of our core technologies and can be used on their own as well as in conjunction with our other products and services. Demand for these solutions, particularly VRUs, was initially driven by safety benefits, but accelerated as producers became more aware of the value of monetizing captured vapors, leading to high return on investment outcomes for our customers. Due to recent and emerging regulatory requirements aimed at reducing fugitive emissions across oil and natural gas operations from numerous federal and state-level entities, operating expenses associated with our solutions have become increasingly required and therefore non-discretionary in nature. We hold a leading position in the VRU market, which is driven by both economic and environmental benefits, and we have helped drive adoption of our solutions aimed at reducing emissions with our customers.

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

Business Segments

Our business currently operates under two segments: (i) Production Solutions; and (ii) Natural Gas Technologies.

Production Solutions

We design and deliver products and services that enable our customers to optimize oil and natural gas production rates and volumes to maximize cash flow over the decades-long lives of their wells. We provide systems applicable to wells from initial production through their natural decline to late-life production, as well as digital technologies that enable the optimization of our systems’ performance and uptime. Our customers may use multiple production solutions offerings throughout the life of the well. In some instances, customers install conventional gas lift components such as side-pocket mandrels at the same time as HPGL, even though the former may not be used for more than a year. We believe our integrated scope of services throughout the life of the well promotes retention and long-term partnerships with our customers. Our production solutions include:

•
High Pressure Gas Lift. HPGL systems are placed at the wellsite to inject pressurized natural gas into the wellbore. These systems are typically installed when a well is initially brought online and utilized for the first one to two years of the well’s life. High pressure gas injected deep in the well lightens the liquid column, enabling the flow of oil from the formation into the wellbore at flow rates significantly higher than what is otherwise possible. We believe our HPGL systems can deliver production rates comparable to those achieved with electric submersible pump (“ESP”) systems, which are commonly used for the initial phase of a well’s production. We developed HPGL technology to address several challenges in shale well production which became apparent when the shales emerged as a major new source of oil, particularly in applications where ESPs can be impacted by solids or sand production and other well conditions, such as higher gas to oil ratio. HPGL systems are designed to operate effectively over a wide range of production rates and to be resilient to produced sand. The system is entirely controlled and accessible from the surface, leading to improved uptime and return on investment for the producer. In wells with sand production, typical of shale wells, we believe HPGL systems can provide better operational reliability than ESP systems in many applications, helping to mitigate the risk of lost production, costly interventions and the replacement of downhole components. HPGL units are provided to customers under contracts which are typically renewed multiple times. We believe the high level of contract renewal is due to the high reliability of our systems and our high levels of customer service.
•
Conventional Gas Lift. Conventional gas lift systems utilize surface systems placed at the wellsite to inject pressurized natural gas into the wellbore via a series of specifically tuned downhole valves. Conventional gas lift is typically installed after HPGL or ESP and utilized in the mid- to late-stage of a well’s producing life. We are capable of providing a comprehensive, customized conventional gas lift system since we provide both surface gas lift systems and high-precision downhole valves, mandrels and gauges. Over the life of the well, we work closely with our customers to modify both the surface and downhole equipment to optimize the value of the well as conditions change. This process of technical consultation and provision of new services and products continues throughout the life of the well, which may span a decade or more. We also manufacture and install proprietary methane abatement technologies that allow producers to reduce fugitive methane emissions associated with their wellsite operations, specifically with regards to their compressors. Marketed under our ZTECH4 brand name, these include Sentry, our bolt-on emissions reduction technology that can be retrofitted to compressor packages; and Vault, our natural gas recycling system that reduces the need to flare or vent methane during maintenance. In all cases, our methane abatement technologies enable the operator to monetize methane and to support their decarbonization goals.
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

Natural Gas Technologies

We design and manufacture products and provide services that allow our customers to optimize cash flow related to natural gas production and monetize or utilize fugitive emissions related to producing oil and natural gas wells and other emissions-prone operations. Our capabilities help customers improve the profitability of their wells as well as their compliance with emissions-related regulatory requirements. We also provide ancillary and complementary products and services, as well as develop and sell related digital solutions in connection with these technologies. Our natural gas technologies include:

•
Vapor Recovery. We manufacture, rent, sell and service VRU systems that capture fugitive methane and other hydrocarbon vapors, including NGLs, through a specialized system stationed on a well pad or in proximity to any emissions-prone component in the natural gas and unconventional oil value chains. The fugitive vapors are then compressed and typically delivered into the sales line for monetization by the customer or can be returned downhole to assist with artificial lift or production optimization. Our VRU systems employ digital applications that provide real-time data monitoring, predictive maintenance analytics and remote control, driving uptime and cash flows for our customers and preserving and maintaining our VRU assets. We offer most of our VRU systems on a contracted basis to our customers. We believe we have a high rate of contract renewal and long-term deployments due to the high reliability of our systems and our high levels of customer service. In addition, when requested, we will also sell systems directly to customers.
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

Our Competitive Strengths

Our objective is to create value for our stockholders by serving as the leading provider of production optimization, artificial lift and emissions management and monetization solutions that help our customers maximize production and profit at the wellhead through a comprehensive offering of proprietary products and services. We believe that the following strengths differentiate us from our peers and position us well to execute on our strategy:

•
Market leadership. We are a leading production optimization, artificial lift and emissions management and monetization solutions provider to producers in every major onshore U.S. oil and natural gas producing region. We are solely focused on this segment of the market and our capital allocation strategy allows us to pursue product development and growth in response to planned and emerging customer demands. We design, manufacture, sell, rent and service products engineered to enable our customers to maximize the value of their assets by optimizing production through the life of their producing oil and natural gas wells. Because our products and services are focused on optimizing oil and natural gas well production throughout a well’s life and driven by our customers’ non-discretionary operating expenditures over the multi-decade lifecycle of their wells, rather than cycle-driven capital expenditure budgets for drilling and completions, we are positioned to generate highly durable earnings. Our products are sold under a collection of premier brands with strong recognition and reputations for superior performance and reliability.
•
Superior technologies. We have built our business through a focus on new product innovation and the development of leading technologies. Our HPGL solutions, a technology that we pioneered in partnership with one of our customers, accelerate initial production of oil-producing wells. We believe HPGL is a more reliable alternative to other methods of high-flow artificial lift in many applications, including ESP systems, particularly in wells with sand production, which are common in shale formations. HPGL systems have no electrical or moving parts downhole and eliminate downhole failures that can lead to lost production and substantial intervention and downhole replacement costs, thereby maximizing producers’ cash flow and return on capital employed. Our vapor recovery systems and emissions management and monetization solutions allow for the safe capture and monetization of high value hydrocarbons that would otherwise be vented or flared, providing a meaningful uplift to our customers’ gas production stream of cash flows. In addition, these systems assist our customers to meet tightening emissions regulations and their decarbonization goals. We have made continuous improvements to our plunger lift system design that maximizes efficient and economical production for our customers’ wells. As a result, our plunger lift solutions are an attractive option for wells in more mature stages of production and are displacing rod lift for many applications. We believe our product offerings within each of these categories hold strong market positions due to their superior performance, industry-leading reliability and high return on investment for our customers. Our fleet mechanical availability across the breadth of our installed equipment further differentiates us as the preferred partner for many of our customers due to the significant costs of failure and downtime for those systems. Our digital and automation technologies further enhance customer outcomes through real time remote monitoring, valuable analytics and remote operations capabilities that help to optimize production and improve operational safety and efficiency. Furthermore, we have an active pipeline of potential new and differentiated technologies across various stages of development to further enhance our existing offerings so that we may continue to play an important role in partnership with our customers.
•
Integrated service offerings. While our technology offerings individually provide considerable value for our customers on their own, we believe our broad scope of production optimization, artificial lift and emissions management and monetization solutions and our ability to provide seamless service transition across the decades-long lifecycle of a well drives retention and supports long-term partnerships with our customers. Additionally, upstream consolidation is driving customer demand for providers of highly reliable and comprehensive solutions that enable them to optimize the cash flow of their asset base. We believe that our ability to integrate our services and facilitate cost-effective and operationally seamless transitions of our solutions during the long production lives of wells distinguishes Flowco from our competitors and positions us as a preferred partner for our customers.
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
•
Supply chain integration. We operate a vertically integrated business model across all of our product categories which drives our technology leadership and further enhances our competitiveness with regard to reliability, performance and capital investment. We domestically manufacture our core technologies including HPGL and VRU, as well as our traditional surface gas lift systems, gas lift valves, mandrels, plunger lift systems and other products. Our commitment to domestic manufacturing minimizes the risk of delays or quality issues inherent with international and domestic third-party vendors. Additionally, coupled with our experience in developing innovative technological solutions, our vertically integrated supply chain gives us the ability to rapidly refine and advance changes to product design or address customer-specific requests. We believe our vertically integrated supply chain reduces our rental fleet capital expenditures by capturing manufacturing margin, underpins our industry-leading margins, and coupled with the long useful lives and low maintenance capital requirements of our assets, drives our strong returns and free cash flow profile. Moreover, our digital-enabled solutions support optimized operations with real-time monitoring and predictive analytics, further supporting performance and reliability for our products and extending the useful lives of our assets over multiple decades. We believe we are uniquely positioned in the market as an attractive option for our stockholders to participate in continued growth in our core business characterized by attractive free cash flow and returns.

•
Diverse and stable customer base. Our platform serves substantially all of the top U.S. oil and natural gas producers. These well-capitalized producers provide reliable continuing cash flows, as well as significant opportunities for further growth across our product and service offering. We believe as producers further consolidate, they will continue to focus on optimizing and maximizing the value of their production streams, while exercising capital discipline in drilling and completion programs. Also, as a result of this consolidation, we believe producers will increasingly gravitate toward full-cycle, comprehensive solutions, such as those that we offer. Our revenues are currently diversified across a wide range of customers. Our differentiated products and services have driven superior returns for our customers due to their performance and reliability and have facilitated high retention and low churn with our diversified customer base. We have strong and lasting relationships with our key customers, and we have successfully partnered with our customers to bring new solutions to market. Our products and services are utilized across all major onshore oil and natural gas producing regions in the U.S.
•
Continuous improvements. We leverage our technical expertise to make continuous improvements to our suite of proprietary and digital-enabled technologies and solutions, further supported by data collection from our installed base of operating equipment. The enhanced application of our products and services through real-time monitoring, actionable analytics, automation and remote operations helps our customers maximize the value of our solutions through safe and efficient operations due to their durability and reliability, which is born out of rigorous testing in accordance with stringent performance standards. We also own a significant portfolio of patents, trademarks, licenses and other intellectual property that underpins our suite of innovative solutions. Furthermore, we have an active pipeline of new differentiated technologies across various stages of development that we believe will add value for the customer through optimized production. We believe our customers will continue to adopt automation to drive productivity and efficiency in the coming years. Digital technology has also become increasingly important as producers seek to improve reservoir performance and increase oil and natural gas recovery and profitability throughout the well lifecycle.
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
•
Strong balance sheet. We believe that maintaining a strong balance sheet provides ample access to capital and financial and operational flexibility, which enables us to achieve our strategic objectives. Access to liquidity and conservative leverage has supported our growth through prior industry cycles by allowing us to invest in our human capital and our continuous pursuit of improvement to our production optimization, artificial lift and emissions management and monetization solutions, while also ensuring our high service quality standards are maintained. We believe that our cash flow, liquidity and leverage profile will allow us to meet our organic growth objectives in the near term. Our focus on our financial strength and flexibility through preserving a prudent balance sheet also enables us to take advantage of strategic acquisition opportunities.

Our Sustainable Leadership and Business Strategies

We intend to achieve our primary business objectives by successfully executing them on the following strategies:

•
Pursue continued growth. We are a pure play production optimization, artificial lift and emissions management and monetization solutions provider to the largest oil and natural gas producers in the U.S. We intend to maintain and strengthen our market leading position through continuous product and service offering improvements and a focus on driving superior returns for our customers in their efforts to maximize the profitability and economic lifespans of their producing wells. Through our broad suite of solutions within our Production Solutions and Natural Gas Technologies segments, we are uniquely positioned to serve all of our customers’ requirements in these key disciplines. We expect the demand for production optimization, artificial lift and emissions management and monetization solutions to continue to rise, and many of our customers are currently utilizing Flowco products in one or more, but not all, of our product categories. We believe there is ample opportunity for us to accelerate growth in our business by capturing additional revenue with key customers through cross-selling of additional Flowco products and services in the near term.
•
Optimize our business to generate superior returns. Our commitment to superior returns, reinforced by our management team’s meaningful ownership in the business, is reflected in our historical industry-leading returns. We intend to maintain our pursuit of maximizing total stockholder return through a comprehensive capital allocation strategy, including organic growth, mergers and acquisitions (“M&A”) and dividends. We consider capital allocation decisions through the lens of enhancing stockholder returns. In addition to our organic growth strategy, we intend to opportunistically pursue inorganic growth through disciplined sourcing and evaluation of M&A opportunities. We plan to focus on potential acquisitions that provide complementary solutions or capabilities with a strong strategic or synergistic fit and that will enable us to generate accretive value to our customers without impairing our profitability, cash flow profile or balance sheet strength. Prior to our IPO, our private company predecessor also successfully executed on a practice of returning cash to investors through distributions while maintaining low leverage. We currently intend to pay a dividend from available funds and future earnings on our Class A common stock.
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
•
Pursue disciplined growth in the U.S. through innovation and increased penetration in our key product lines. We expect to grow our presence in the U.S. by capitalizing on important trends in the oil and natural gas industry that play to our strengths. Gas lift, including HPGL, is seeing increasing adoption as oil and natural gas producers focus on the reliability of their artificial lift systems. We believe HPGL systems are more reliable than ESPs for many applications, particularly in wells with sand production, which are common in shale formations. HPGL systems have fewer electrical and moving parts downhole, which optimizes the value proposition through the elimination of downhole failures that can result in lost production and substantial intervention and downhole replacement costs. Furthermore, gas lift systems are generally more tolerant of high temperatures and pressures, better suited for handling sand and other solids, more resilient to changing well conditions and easier to maintain in certain drilling environments. We currently serve a significant portion of the addressed HPGL market and intend to uphold our market position as we continue to grow into the largely unaddressed TAM. Oil and natural gas producers are also increasingly motivated to capture previously vented methane and other hydrocarbon vapors through the use of our VRUs, due to both economic and regulatory incentives. We were instrumental in helping our customers realize and adopt this technology and we expect to see further adoption by oil and natural gas producers. We believe we are the largest provider serving the largely unaddressed North American market for VRUs. Importantly, the growth outlook for gas lift and VRU demand is not dependent on drilling and completion activity. We are well-positioned to achieve growth in our emissions management and monetization solutions as industries beyond oil and natural gas producers, such as the midstream, refining and downstream industries and adjacent emissions-prone industries such as waste, ammonia and agriculture, seek to address their emissions challenges across their value chains.
•
Leverage our vertically integrated supply chain to continuously innovate. We are dedicated to maintaining and enhancing our vertically integrated supply chain to continue our strong track record of innovation and rapid product development, and to enhance our profitability and returns. Our commitment to continuous improvement across our core product suite spurs new product initiatives both internally and while working closely with our customers throughout the product lifecycle. Many of our products are installed and on location with customers for months or years at a time, leading to abundant data and feedback from customers on product performance, outcomes and improvement opportunities. For example, we pioneered the HPGL technology in 2017 alongside one of our key customers in our conventional gas lift market. Our experience at the well site also allows us to find opportunities for extensions of products and services. Our VRUs offer increased safety and economic value capture while making meaningful emissions reductions at the wellhead. While many of our customers initially sought to employ VRUs due to environmental and decarbonization goals, they now leverage VRUs as an economic driver to monetize fugitive emissions with high value vapors. As customer demand grows, our domestic manufacturing footprint can support additional scale while mitigating risks associated with sourcing important components, enabling us to capture manufacturing margin and enhance return on our service equipment. We have also strategically positioned our operations near some of the most prolific oil and natural gas plays in the U.S. This enables us to responsively deploy products and services based on market needs to the most significant areas of active oil and natural gas production across the U.S., which maximizes customer uptime and ensures high-quality service.
•
Continually seek strategic partnership with our customers. We continually seek opportunities to enhance our partnerships with customers by innovating and developing emissions management and monetization solutions that help them to optimize the profitability of their production operations, by monetizing their fugitive methane and other hydrocarbon emissions while also supporting their compliance with recent and emerging regulatory requirements. To minimize emissions, we provide vapor recovery systems to capture and monetize natural gas and volatile organic compounds during the separation and storage of oil, natural gas and produced water from operating reservoirs, precluding the need to vent or flare these valuable hydrocarbons. We also provide solutions to reduce fugitive emissions from the operations and maintenance of compressors used in oil and natural gas operations. The value proposition of our solutions is reinforced by our data-driven digital offerings, which optimize the performance of equipment at the wellsite and help our customers quantify their economic and environmental benefits. In addition to addressing the growing demand for emissions management and monetization solutions from the oil and natural gas industry, we intend to expand and adapt our portfolio of proprietary emissions solutions to scale our value proposition to customers downstream of the wellsite, such as the midstream and refining industries, as well as adjacent high-emission industries such as waste, ammonia and agriculture.
•
Strive to constantly attract and retain best-in-class personnel. Our industry leadership and expertise are underpinned by a strong entrepreneurial culture of customer-driven innovation and service and our ability to attract and retain best-in-class talent and leaders. We have attracted, and expect to continue to attract, some of the most experienced and well-respected managers, technical personnel and service professionals in the industry. Our senior management team has extensive operational, financial and managerial experience in businesses operating across multiple stages of the well lifecycle. We will continue to invest in securing and developing top talent at all organizational levels. Our people are a key component of our mission to continue to deliver innovative efficiency-driven solutions and profitability for our customers.

Patents, Trademarks and Other Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws as well as confidentiality procedures and contractual provisions to protect our proprietary software and our brands. We have registered patents with respect to certain of our products, which, once issued, provide 20 years of protection as counted from the patent’s filing date. We have also registered or applied to register certain of our trademarks in the U.S. and several other countries. Once registered in the U.S., our trademarks can be renewed regularly (generally, every 10 years) as long as they continue to be commercially utilized in the U.S. We also license intellectual property from third parties, including software that is incorporated in or bundled with our proprietary software applications. We generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including entering into non-disclosure and confidentiality agreements with both our employees and third parties.

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

Insurance

We believe that our insurance coverage is customary for our industry and adequate for our business operations. As such, we review our safety equipment and procedures, and carry insurance to protect ourselves against most, but not all, risks in our business operations. To address the hazards inherent in our business, we maintain insurance coverage that includes physical damage coverage, third-party general liability insurance, employer’s liability, environmental and pollution, cybersecurity, and other coverage. These coverages are subject to deductibles, and coverage for environmental and pollution-related losses, is subject to significant limitations. Certain types of losses are also generally not insured by us because they are either uninsurable or not economically insurable, such as losses caused as a result of inability to deliver on time or at the right quality, or losses occasioned by willful misconduct, criminal acts, fines and penalties and various perils associated with war and terrorism. Accordingly, our insurance policies may not be sufficient to adequately insulate us from a claim that exceeds policy limits or against every circumstance or hazard to which we could be subject. An uninsured loss, a loss that exceeds the limits of our insurance policies or a succession of such losses could have a material adverse effect on our business, operations and financial condition.

In addition to the property damage, personal injury and other losses from these accidents, the frequency and severity of these incidents may affect our operating costs and insurability and our relationships with customers, employees, regulatory agencies and other parties. Any significant increase in the frequency or severity of these incidents, or the general level of compensation awards or regulatory enforcement sanctions, could adversely affect the cost of, or our ability to obtain, workers’ compensation and other forms of insurance, and could have other material adverse effects on our financial condition, our results of operations or our ability to operate. For additional details, see “Item 1A. Risk Factors - Risk Factors Related to Our Business and Industry,” in this Annual Report.

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

Increased obligations of operators to reduce air emissions of nitrogen oxides and other pollutants from internal combustion engines in transmission service have been imposed by governmental authorities. For example, the U.S. Environmental Protection Agency (“EPA”) has published regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines, also known as Quad Z regulations. These regulations may require us to undertake certain expenditures and activities, including emissions control equipment on certain compressor engines and generators. We also are subject to air regulation at the state level. For example, the Texas Commission on Environmental Quality (“TCEQ”) has adopted revisions to certain air permit programs that significantly increase the air permitting requirements for new and certain existing oil and natural gas production and gathering sites for 15 counties in the Barnett Shale production area. The TCEQ has stated it will consider expanding application of the air permit program statewide. Although at this point, we cannot predict the cost to comply with such requirements if the geographic scope is expanded, any additional regulation of air emissions from the oil and natural gas sector could result in increased expenditures for pollution control equipment, which could impact our customers’ operations and negatively impact our business. There can be no assurance that future requirements compelling the installation of more sophisticated emissions control equipment would not have a material adverse impact on our business, financial condition, results of operations, and cash available for distribution.

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

Since our business depends on the level of activity in the oil and natural gas industry, existing or future laws, regulations, treaties, or international agreements related to GHG emissions and climate change may reduce demand for oil and natural gas and could have a negative impact on our business. In addition, our business, compliance obligations and financial and operational results could be impacted by initiatives to address GHG emissions and climate change and incentives to conserve energy or use alternative energy sources. Any commitments or requirements that could accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives could reduce demand for our products and services and negatively impact our business.

Many of our products and services are designed to facilitate our customers’ needs to decrease emissions and integrate alternative energy sources into their operations, and we also attempt to do the same to pursue economically beneficial opportunities to reduce our environmental footprint. To that end, we are reducing the use of pneumatic devices and improving cylinder packing materials to reduce our emissions of nitrogen oxide, carbon monoxide, carbon dioxide, and volatile organic compounds.

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

Our artificial lift and production enhancement products and our related services do not generate process wastewaters that are discharged to waters of the U.S (“WOTUS”). In any event, our customers assume responsibility under the majority of our standard service contracts for obtaining any permits, including permits that may be required under the CWA, whether for discharges or developing property by filling wetlands. On January 18, 2023, the EPA and the U.S. Army Corps of Engineers issued a final rule revising the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the CWA (“2023 WOTUS Rule”). On May 25, 2023, the U.S. Supreme Court invalidated parts of the 2023 WOTUS Rule in its decision in Sackett vs. EPA. In response to Sackett, the EPA issued a final rule conforming its definition of WOTUS to the Sackett decision and narrowing federal jurisdiction under the CWA. That rule became effective on September 8, 2023. Changes to the jurisdictional reach of the CWA could cause our customers to face increased costs and delays due to additional permitting and regulatory requirements, and possible challenges to permitting decisions.

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

Our revenue-generating compression units typically are installed on properties owned or leased by third-party customers and operated by us pursuant to terms set forth in services contracts executed by those customers. Under most of our services contracts, our customers must contractually indemnify us for certain damages we may suffer as a result of the release into the environment of hazardous and toxic substances. We are not currently responsible for any remedial activities at any properties we use; however, there always is the possibility that our future use of those properties may result in spills or releases of petroleum hydrocarbons, wastes, or other regulated substances into the environment that may cause us to become subject to remediation costs and liabilities under CERCLA, the RCRA or other environmental laws. We cannot provide any assurance that the costs and liabilities associated with the future imposition of such remedial obligations upon us would not have a material adverse effect on our operations or financial position.

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

Endangered Species Act

The federal ESA and comparable state laws were established to protect endangered and threatened species. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Our customers may conduct operations on oil and natural gas leases in areas where certain species that are listed as threatened or endangered are known to exist. The listing of new species under the ESA in the areas where our customers operate could potentially adversely impact their operations, limit their exploration and production activities, and, in turn, reduce demand for our products and services. For example, in November 2022, the U.S. Fish and Wildlife Service (the “FWS”) listed two Distinct Population Segments (“DPS”) of the Lesser Prairie Chicken under the ESA. The Southern DPS, the habitat of which includes portions of the southwestern Texas panhandle, was listed as endangered, however, in August 2025, the U.S. District Court for the Western District of Texas reversed this decision, which removed the endangered designation from the Southern DPS. Additionally, in May 2024, the FWS listed the Dune Sagebrush Lizard as endangered, the population of which is concentrated in the Permian Basin. The FWS may also designate critical habitat and suitable habitat areas that it believes are necessary for the survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and may materially delay or prohibit land access for oil and natural gas development. This could reduce demand for our products and services and negatively impact our business results and financial position.

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

Emerging Growth Company

We are an emerging growth company (“EGC”) as defined in Section 2(a)(19) of the Exchange Act, modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of all these exemptions.

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

As of December 31, 2025, we had approximately 1,281 full-time employees located throughout the U.S. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages.

Employee Safety – The safety of our employees is critical to our operations and continued success. We consider our employees to be our greatest asset. We believe the success of our business is a direct result of the well-being of our employees, and as a company, we are committed to promoting the highest standards of safety and environmental processes to ensure we are compliant with internal, customer-driven and jurisdictional standards. We provide our employees with the tools and instruction they need in order to operate in a safe manner. Under our Stop Work Authority program, every employee, regardless of role, responsibility or tenure, has the authority to stop an activity when they feel unsafe conditions then exist or may arise absent intervention. All safety incidents are investigated and reviewed by supervisors. Finally, we track our Total Recordable Incident Rate (“TRIR”) as an indicator of workplace safety.

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

Website Access to Reports and Other Information

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other documents electronically with the SEC under the Exchange Act. We may also file registration statements and related documents in connection with equity or debt offerings. The SEC maintains a website at www.sec.gov that contains reports and other information regarding registrants that file electronically with the SEC.

Our website address is www.flowco-inc.com. We make available, free of charge, through the “Investor Relations” section of our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The information contained on our website does not constitute part of this Annual Report. We will provide electronic or paper copies of our filings free of charge upon request. Address request to investor.relations@flowco-inc.com. The information found on our website is not incorporated into this annual report.

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
•
We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and Class A common stock price.
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

Concerns over global economic conditions, inflation, energy costs, geopolitical issues, supply chain disruptions, the availability and cost of credit, and the continuing conflicts between Russia and Ukraine and in the Middle East have contributed to increased economic uncertainty. An expansion or escalation of the Russian-Ukraine or Middle East conflicts or an economic slowdown or recession in the U.S. or in any other country that significantly affects the supply of or demand for oil or natural gas could negatively impact our operations and therefore adversely affect our results. Global economic conditions have a significant impact on oil and natural gas prices and any stagnation or deterioration in global economic conditions could result in less demand for our services and could cause our customers to reduce their planned spending on drilling and production activity. Adverse global economic conditions may cause our customers, vendors and/or suppliers to lose access to the financing necessary to sustain or increase their current level of operations, fulfill their commitments and/or fund future operations and obligations. Furthermore, challenging economic conditions may result in certain of our customers experiencing bankruptcy or otherwise becoming unable to pay vendors, including us. In the past, global economic conditions, and expectations for future global economic conditions, have sometimes experienced significant deterioration in a relatively short period of time and there can be no assurance that global economic conditions or expectations for future global economic conditions will recover in the near term or not quickly deteriorate again due to one or more factors. These conditions could have a material adverse effect on our business, financial condition and results of operations.

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

We depend on various information technologies and other products and services to store and process business information and otherwise support our business activities. We also manufacture and sell hardware and software to provide monitoring, controls and optimization of customer critical assets in oil and natural gas production and distribution. In addition, certain of our customer offerings include digital components, such as remote monitoring of certain customer operations. We also provide services to maintain these systems. Additionally, our operations rely upon partners, suppliers and other third-party providers of information technology and other products and services. If any of these information technologies, products or services are damaged, cease to properly function, are breached due to employee error, malfeasance, system errors, or other vulnerabilities, or are subject to cybersecurity attacks, such as those involving unauthorized access, malicious software and/or other intrusions, we and our partners, suppliers or other third parties could experience: (i) production downtimes; (ii) operational delays; (iii) the compromising of confidential, proprietary or otherwise protected information, including personal and customer data; (iv) destruction, corruption, or theft of data; (v) security breaches; (vi) other manipulation, disruption, misappropriation or improper use of our systems or networks; (vii) hydrocarbon pollution from loss of containment; (viii) financial losses from remedial actions; (ix) loss of business or potential liability; (x) adverse media coverage; and (xi) legal claims or legal proceedings, including regulatory investigations and actions, and/or damage to our reputation. Increased risks of such attacks and disruptions also exist as a result of geopolitical conflicts, such as the continuing conflict between Russia and Ukraine and the Middle East. While we have not experienced a material breach of our information technologies and we attempt to mitigate these risks by employing a number of measures, including employee training, technical security controls and maintenance of backup and protective systems, the Company’s and our customers’, partners’, vendors’ and other third- parties’ systems, networks, products and services remain potentially vulnerable to known or unknown cybersecurity attacks and other threats, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and Class A common stock price.

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

As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting. Additionally, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the JOBS Act. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, in which case our independent registered public accounting firm could not issue an unqualified opinion related to the effectiveness of our internal control over financial reporting. If we are unable to conclude that we have effective internal control over financial reporting and our independent registered public accounting firm is unable to issue an unqualified opinion related to the effectiveness of our internal control over financial reporting, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our Class A common stock. See “Management’s Annual Report on Internal Control Over Financial Reporting” in Item 9A of this Annual Report.

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

Increasing attention to climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary ESG initiatives and disclosures, and consumer demand for alternative forms of energy may result in increased costs, including, but not limited to, increased costs related to compliance, stakeholder engagement, contracting and insurance, reduced demand for our products, reduced profits, increased investigations and litigation, and negative impacts on the price of our shares of Class A common stock and access to capital markets. For instance, there have been efforts within the investment community (including investment advisors, investment fund managers, sovereign wealth funds, public pension funds, universities and individual investors) to promote the divestment of, or limit investment in, the stock of companies in the oil and natural gas industry. There has also been pressure on lenders and other financial services companies to limit or curtail financing of companies in the oil and natural gas industry. If these efforts continue or expand, our stock price and our ability to raise capital may be negatively impacted.

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

Environmental laws, regulations and policies could limit our customers’ exploration and production activities. Although we do not directly engage in drilling or hydraulic fracturing activities, we provide products and services to operators in the oil and natural gas industry who are actively involved in the drilling and hydraulic fracturing activities. There has been significant growth in opposition to oil and natural gas development both in the U.S. and globally. This opposition is focused on attempting to limit or stop hydrocarbon development in certain areas. Examples of such opposition include: (i) efforts to reduce access to public and private lands; (ii) delaying or canceling permits for drilling or pipeline construction or export facilities; (iii) limiting or banning industry techniques such as hydraulic fracturing, and/or adding restrictions on the use of water and associated disposal; (iv) delaying or denying air-quality permits; and (v) advocating for increased regulations, punitive taxation, or citizen ballot initiatives or moratoriums on industry activity.

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

Our operations require us to comply with a number of U.S. and international laws and regulations, including those relating to anti-corruption, anti-bribery, fair competition, export and import compliance, money laundering and data privacy. In particular, our international operations are subject to the regulations imposed by the Foreign Corrupt Practices Act as well as anti-bribery and anti-corruption laws of various jurisdictions in which we operate. While we strive to maintain high ethical standards and robust internal controls, we cannot provide assurance that our internal controls, training and compliance systems will always protect us from acts committed by our employees, agents or business partners that would violate such U.S. or international laws or regulations. Any such violations of law or improper actions could subject us to civil or criminal investigations in the U.S. or other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties and related stockholder lawsuits, could lead to increased costs of compliance and could damage our reputation, business, results of operations, financial condition and cash flows.

Tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows.

Our material input costs are adversely affected by tariffs imposed by the U.S. government on products imported into the U.S. and by trade restrictions imposed on business dealings with particular entities and/or individuals. Further trade restrictions, retaliatory trade measures and additional tariffs could result in higher input costs for our products, disrupt our supply chain and logistics, cause adverse financial impacts due to volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy, and heighten cybersecurity threats and other restrictions. We may not be able to fully mitigate the impact of these increased costs or pass price increases on to our customers. We cannot predict future developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position and cash flows.

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

In connection with the consummation of the IPO, we entered into a Tax Receivable Agreement with Flowco LLC and each of the TRA Participants. Under the Tax Receivable Agreement, we are required to make cash payments to the TRA Participants equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of: (i) Flowco Holdings’ allocable share of existing tax basis acquired in connection with the Transactions and increases to such allocable share of existing tax basis; (ii) Flowco Holdings’ utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of existing tax basis); (iii) the increases in our share of the tax basis of assets of Flowco LLC resulting from (a) the purchase of LLC Interests directly from Flowco LLC in connection with the IPO, (b) any future redemptions or exchanges of LLC Interests from the Continuing Equity Owners and (c) certain distributions (or deemed distributions) by Flowco LLC; and (iv) certain other tax benefits arising from payments under the Tax Receivable Agreement. We will be required to make such payments to the TRA Participants even if all of the Continuing Equity Owners were to exchange or redeem their remaining LLC Interests.

The payment obligation is an obligation of Flowco Holdings and not of Flowco LLC. We expect that the amount of the cash payments we will be required to make under the Tax Receivable Agreement will be substantial. Any payments made by us to the TRA Participants under the Tax Receivable Agreement will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us, provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. The payments under the Tax Receivable

Agreement are not conditioned upon continued ownership of us by the exchanging Continuing Equity Owners. Furthermore, if we experience a Change of Control (as defined under the Tax Receivable Agreement), which includes certain mergers, asset sales, and other forms of business combinations, we would be obligated to make an immediate payment, and such payment may be significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the payment relates. This payment obligation could (i) make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement and (ii) result in holders of our Class A common stock receiving substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Accordingly, the Continuing Equity Holders’ interests may conflict with those of the holders of our Class A common stock. The existing tax basis acquired in connection with the Transactions, the actual increase in tax basis, and the actual utilization of any resulting tax benefits, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions by the Continuing Equity Owners; the price of shares of our Class A common stock at the time of the redemption; the extent to which such redemptions are taxable; the amount of gain recognized by such Continuing Equity Owners; the amount and timing of the taxable income allocated to us or otherwise generated by us in the future; the portion of our payments under the Tax Receivable Agreement constituting imputed interest; and the federal and state tax rates then applicable.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that will not benefit holders of our Class A common stock to the same extent that it will benefit the Continuing Equity Owners.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that will not benefit the holders of our Class A common stock to the same extent that it will benefit the Continuing Equity Owners. We entered into the Tax Receivable Agreement with Flowco LLC and each of the TRA Participants in connection with the completion of the IPO and the Transactions, which provides for the payment by us to the TRA Participants of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of: (i) Flowco’s allocable share of existing tax basis acquired in connection with the Transactions and increases to such allocable share of existing tax basis; (ii) Flowco Holdings’s utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of existing tax basis); (iii) the increases in our share of the tax basis of assets of Flowco LLC resulting from (a) the purchase of LLC Interests directly from Flowco LLC in connection with the IPO, (b) any future redemptions or exchanges of LLC Interests from the Continuing Equity Owners as described under “Certain Relationships and Related Party Transactions - Flowco LLC Agreement - Flowco LLC Agreement in Effect Upon Consummation of the Transactions — Common Unit Redemption Right” in our Annual Report on Form 10-K for 2024 (and equivalent section in our Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders to be incorporated by reference herein) and (c) certain distributions (or deemed distributions) by Flowco LLC; and (iv) certain other tax benefits arising from payments under the Tax Receivable Agreement. See “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” in our Annual Report on Form 10-K for 2024 (and equivalent section in our Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders to be incorporated by reference herein). Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock.

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

GEC and White Deer control, in the aggregate, approximately 58.5% of the voting power represented by all our outstanding classes of stock, and individually control approximately 42.3% and 16.2%, respectively, of the voting power represented by all our outstanding classes of stock. GEC, White Deer and certain of their affiliates have entered into a Stockholders Agreement relating to, among other things, the election of our directors. As a result, such Continuing Equity Owners will continue to exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and the size of our Board of Directors, and will continue to have significant control over our business, affairs and policies. The directors such Continuing Equity Owners elect have the authority to incur additional debt, issue or repurchase stock, declare dividends and make other decisions that could be detrimental to stockholders.

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

We cannot predict whether our dual-class structure will result in a lower or more volatile market price of our Class A common stock, adverse publicity or other adverse consequences. The dual-class structure of our common stock may make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. In addition, it is unclear what effect, if any, such policies will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may adversely affect valuations, as compared to similar companies that are included. Due to the dual-class structure of our common stock, we may be excluded from certain indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices may preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock may be adversely affected.

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

Our ability to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, general and economic conditions, our results of operations and financial condition, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, and such other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under our Credit Agreement. Therefore, any return on investment in our Class A common stock will likely depend primarily upon the appreciation of the price of our Class A common stock on the open market, which may not occur. See “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividends” for more detail.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters and the federal district courts of the U.S shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation provides (A) (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended or restated) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware; and (B) the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

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

Prior to and following our IPO in 2025, we incurred costs to implement and improve our internal audit and compliance function. We expect to incur additional costs related to maintaining our internal audit and compliance function and to further improve our internal control environment. If we identify future deficiencies in our internal control over financial reporting or if we are unable to comply with the demands that will be placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

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

As of February 26, 2026, we had a total of 29,647,189 outstanding shares of Class A common stock, of which 20,470,000 shares of outstanding Class A common stock are freely tradable without restriction or further registration under the Securities Act, other than shares held by our affiliates. In addition, as of February 10, 2026, we have registered on Form S-3 the resale of up to 57,530,845 shares of Class A common stock by selling stockholders, as well as the sale by us of up to $500 million of shares of Class A common stock and certain other equity-related securities. Certain holders of such registered shares, as well as other holders of shares of Class B common stock and LLC Units, may also be eligible to resell shares of Class A common stock pursuant to Rule 144 without restriction or further registration under the Securities Act, other than affiliate restrictions under Rule 144. Any shares of Class A common stock held by our affiliates are eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144. The market price of our shares of Class A common stock could drop significantly if we or the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities

We have reserved shares of Class A common stock equal to approximately 6.6% of the total number of outstanding LLC Interests following the IPO for issuance under the Equity Plan (as defined below in this Annual Report). Any Class A common stock that we issue under the Equity Plan or other equity incentive plans that we may adopt in the future would dilute the percentage ownership held by the investors in our Class A common stock.

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

Risk Management and Strategy

We maintain a comprehensive cybersecurity risk management program (the “Cybersecurity Program”) aligned with the National Institute of Standards and Technology cybersecurity framework. Strategic investments in this area have prioritized:

•
migration to cloud-based managed solutions to replace remaining legacy systems;

•
workflow automation;
•
integration of digital and mobile tools for field service technicians; and
•
expansion of remote monitoring and control capabilities for our compressor fleets.

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
•
installation and regular updates of advanced endpoint detection and response software on all company-managed systems and workstations to prevent malicious activity;
•
implementation of secure DNS and web filtering with category and malicious site blocking;
•
deployment of next-generation firewall technology at all locations to secure perimeter access and ensure secure inter-site connectivity; and
•
a documented incident response plan to guide response and mitigation efforts in the event of a cybersecurity incident.
•
a risk management platform to assess and streamline vendor procurement and response

We are further enhancing our Cybersecurity Program by creating an internal cyber management team with primary function to focus on and enhance accountability of cyber and business risks, and to suggest and implement changes. To augment our internal capabilities, we utilize an outsourced cybersecurity operations center for continuous monitoring, investigation coordination, and remediation support.

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

Governance

Cybersecurity is a critical component of our overall risk management framework and a key area of focus for our Board of Directors and management. Cybersecurity responsibility is shared across the organization, from facility technicians and operators to the members of our Board of Directors. Our Vice President (“VP”) of Information Technology (“IT”) has direct responsibility for assessing, monitoring, and managing cybersecurity risks, as well as developing and executing our cybersecurity strategy. The Board of Directors and Audit Committee provide oversight of the Cybersecurity Program.

The IT Department, led by our VP of IT, meets regularly to evaluate ongoing security threats and incidents, and continually refines policy and procedures surrounding cybersecurity risk. Identified cybersecurity threats and incidents are monitored and assessed for materiality by the VP of IT and the IT Department. This assessment includes whether our Board of Directors should be informed of a threat or incident. Cybersecurity risks are communicated and discussed with our Board of Directors at least annually.

Our VP of IT has over 25 years of experience in IT and has a proven track record of creating, implementing, and managing successful infrastructure security, business continuity, access management, and change management policies and programs.

Item 2. Properties

We primarily lease technical customer support offices and manufacturing facilities, research and technology centers, and administrative facilities in various locations in the U.S.

As of December 31, 2025, our corporate headquarters consisted of leased office space located at 1300 Post Oak Blvd., Suite 450, Houston, Texas 77056, and 6529 & 6533 N. Classen Blvd., Oklahoma City, Oklahoma, 73116. The remainder of our property consists primarily of service equipment, vapor recovery, manufacturing and field support assets. For further information regarding our properties related to our business, see Item 1- Business - “Our Asset Footprints.”

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A common stock began trading on the New York Stock Exchange under the ticker symbol “FLOC” on January 16, 2025. Prior to that date, there was no public market for our Class A common stock.

As of December 31, 2025, there is no established public trading market for our Class B common stock.

Shareholders Information

As of February 26, 2026, we had 11 registered holders of our Class A common stock and 35 registered holders of our Class B common stock.

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

Dividends

We have paid a regular quarterly cash dividend on our Class A common stock as approved by our Board of Directors since May 2025. Dividends are not paid to our Class B common stockholders; however, a corresponding distribution up to the same amount per share as our Class A common stockholders is paid to unit holders of Flowco LLC for any dividends declared on our Class A common stock. We have paid quarterly dividends uninterrupted since initiation of the cash dividend program.

We currently intend to continue paying the quarterly dividend at the current levels while retaining the balance of future earnings, if any, to finance the growth of our business or repurchase of our Class A common stock. Additionally, we continue to anticipate paying the quarterly dividend from available funds and future earnings on our Class A common stock. The declaration, amount and payment of any future dividends on shares of our Class A common stock will be at the sole discretion of our Board of Directors and we may reduce or discontinue entirely the payment of such dividends at any time. Our Board of Directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our Board of Directors may deem relevant.

Use of Proceeds from the IPO

The net proceeds from our IPO were approximately $461.8 million and were used to purchase 20,470,000 newly issued LLC Interests directly from Flowco LLC at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount.

Flowco LLC used the net proceeds from its sale to us of newly issued LLC Interests as follows: (i) to redeem approximately $20.9 million of Flowco LLC Interests from certain non-affiliate holders; and (ii) with respect to the remainder, to repay $440.0 million of indebtedness under our Credit Agreement.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Class A common stock repurchase activities under the approved Share Repurchase Program by our Board of Directors for the year ended December 31, 2025, were as follows:

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

____________________________

(1) In June 2025, our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”) to purchase up to $50 million, excluding excise taxes, of our outstanding Class A common stock at our discretion and has no fixed termination date. These shares were repurchased in open-market transactions. As of December 31, 2025, all repurchased shares to date have been retired.

(2) The weighted average price paid per share does not include the cost of commissions and excise taxes.

(3) On September 26, 2025, we entered into a 10b5-1 Repurchase Plan Agreement (the “Repurchase Plan Agreement”), providing for the repurchase of up to the daily volume limit permitted under Rule 10b-18 of the Securities Exchange Act of 1934. The Repurchase Plan Agreement is set to commence on November 6, 2025 and shall expire on the earliest of close of business on February 6, 2026 or the completion of all purchases contemplated by the Repurchase Plan Agreement. The Repurchase Plan Agreement has a maximum authorized amount of $15.0 million. As of December 31, 2025, no repurchase has been made under the Repurchase Plan Agreement. Management did not renew the Repurchase Plan Agreement upon its expiration on February 6, 2026.

Performance Graph

The following performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.

The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index, the S&P Oil & Gas Equipment & Services Index and the PHLX Oil Service Index. The total shareholder return assumes $100 was invested on market close on January 15, 2025, in Flowco Holdings Inc., the S&P 500 Index, the S&P Oil

and Gas Equipment Select Industry Index and the PHLX Oil Service Index. It also assumes reinvestment of all dividends.

$120
$110
$100
$90
$80
$70
$60
$50
1/16/2025
3/31/2025
6/30/2025
9/30/2025
12/31/2025
Flowco
S&P 500
PHLX Oil Service Index
S&P Oil & Gas Equipment & Services Select Industry Index

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

Company Overview

We are a leading provider of production optimization, artificial lift and emissions management and monetization solutions for the oil and natural gas industry.

Consistent with the manner in which our chief operating decision maker evaluates performance and allocate resources, our operations are conducted, managed and presented within the following two reportable segments:

•
Production Solutions: segment is comprised of our artificial lift operations, including digital solutions; and
•
Natural Gas Technologies: segment is comprised of our vapor recovery and natural gas systems operations.

We have strategically positioned ourselves to provide products and services that include a full range of equipment and technology solutions that enable our customers to efficiently and cost-effectively maximize the profitability and economic lifespan of the production phase of their operations. As a result of this strategic position, we are able to generate revenues throughout the long production lives of oil and natural gas wells. Our products and services also integrate proprietary digital technologies that allow for remote monitoring and controls, and other enhanced uses of our equipment. We have an operating presence in every major onshore oil and natural gas producing region in the U.S. For a more detailed overview of our business, see Part 1. Item 1. Business and Part 1. Item 2. Properties in this Annual Report.

Recent Developments

IPO

We consummated our initial public offering (“IPO”) on January 15, 2025, in which we issued and sold 20,470,000 shares of our Class A common stock at a price of $24.00 per share, resulting in net proceeds to us of approximately $461.8 million, after deducting the underwriting discount of approximately $29.5 million.

Debt Repayments

On January 17, 2025, we used a portion of the net proceeds from the IPO, after giving effect to the redemption of certain Flowco LLC interests held by non-affiliate holders, to repay $440.0 million of outstanding borrowings under our revolving Credit Agreement. The repayment substantially lowered our outstanding debt and interest expense in 2025 and enhanced our liquidity and capital structure.

Share Repurchase Program

On June 11, 2025, our Board of Directors authorized a share repurchase program providing for the repurchase of up to $50 million of our outstanding common stock. The Repurchase Program is intended to provide the Company with flexibility to return capital to shareholders and to opportunistically repurchase shares when management believes such repurchases represent an attractive use of capital. Repurchases under the Repurchase Program may be made from time to time through open market purchases, privately negotiated transactions, or other means permitted under applicable securities laws and regulations. The Repurchase Program does not obligate us to repurchase any specific number of shares, and the timing, volume, and value of any repurchases will depend on a variety of factors, including our share price, trading volume, general market conditions, liquidity considerations, capital allocation priorities, and compliance with corporate and regulatory requirements. The Repurchase Program may be modified, suspended, or discontinued at any time at the discretion of our Board of Directors.

Management evaluates share repurchases as part of its broader capital allocation strategy, which also considers investment in organic growth initiatives, potential acquisitions, debt repayment, and maintaining adequate liquidity. We expect to fund any repurchases from available cash on hand and cash generated from operations.

Asset Acquisition

On August 1, 2025, we completed the acquisition of certain HPGL and VRU systems from Archrock, Inc. for approximately $71 million in cash. The acquisition included 155 HPGL and VRU systems and represents the Company’s first acquisition following the IPO.

The acquired assets helped expand our artificial lift and vapor recovery capabilities, including the addition of electric motor drive systems, which has enhanced our ability to serve customers focused on electrification initiatives and emissions reduction. This acquisition further has strengthened our position in the Permian Basin and expanded our customer base through the addition of contracted, revenue-generating assets.

Management believes the acquisition is consistent with the Company’s inorganic growth strategy and capital allocation framework, which prioritizes the acquisition of high-quality production optimization assets at attractive valuations. The acquisition was funded with cash proceeds from borrowings under our $725.0 million five-year senior secured revolving credit facility (“Credit Facility”) and did not materially affect our overall liquidity profile.

General Trends and Company Outlook

Macroeconomic Conditions and Commodity Prices

The Company’s operating results, financial condition, and cash flows are influenced by macroeconomic conditions and trends in commodity prices, particularly crude oil and natural gas. Demand for the Company’s products and services is closely tied to exploration, development, and production activity in the oil and natural gas industry, which in turn is affected by ever changing global economic conditions, energy demand, and commodity price environments.

Global macroeconomic factors, such as inflationary pressures, interest rate levels, geopolitical developments, and supply chain dynamics, can impact customer spending behavior, capital allocation decisions, and overall industry activity. Periods of elevated inflation may increase the Company’s operating costs, including labor, materials, and transportation, while higher interest rates may affect customers’ access to capital and willingness to invest in new or expanded production. Conversely, improved macroeconomic stability and access to capital can support increased drilling and completion activity, benefiting demand for the Company’s offerings.

Commodity prices remain a primary driver of customer activity levels. Sustained periods of higher crude oil and natural gas prices generally support increased well completions, production optimization, and investment in artificial lift and surface equipment, which positively affects demand for the Company’s products and services. Conversely, declines or heightened volatility in commodity prices may result in reduced customer spending, project delays, or cancellations, which could adversely impact our revenues and margins. While customers may respond to price fluctuations with varying degrees of sensitivity depending on basin economics, hedging strategies, and balance sheet strength, prolonged periods of low or volatile prices typically lead to reduced industry activity.

We do not directly engage in commodity price hedging, and therefore our results are indirectly exposed to commodity price movements through changes in our customer behavior and activity levels. Management seeks to mitigate the impact of commodity price volatility through a diversified customer base, exposure to multiple basins, long-term customer relationships, and a focus on products and services that support both new well development and ongoing production.

We continue to monitor macroeconomic conditions and commodity price trends and evaluates their potential impact on our operations, financial performance, and liquidity. While future commodity prices and economic conditions remain uncertain, we believes our business model and market positioning provide resilience across commodity cycles.

Global Outlook and Geopolitical Environments

The ongoing heightened tension in the global geopolitical environments, especially the prolonged conflicts in Ukraine and in the Middle East and the continued tension between U.S. and China, continues to create uncertainty not only in the oil and natural gas markets, but also in the financial market and global supply chain. Commencing in early 2025, the Trump administration introduced new and significant trade policies and imposed or threatened to impose tariffs on imported products with numerous U.S. global trade partners. These aggressive and unpredictable trade policies could create volatility in U.S. stock markets and further disruptions in global supply chain dynamics. We do not know the ultimate severity or duration of these conflicts, but we continue to closely monitor shifts in global trade policies and evaluate their potential impacts on our business, financial condition and results of operations.

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

As our business is closely aligned with well production and is typically less directly affected by commodity price, we are not exposed to the volatility often faced in the narrow-focused and shorter-cycle oil field service businesses. We deliver natural gas compression services in connection with domestic natural gas production that primarily occurs in natural gas basins, such as the Appalachian and Barnett, and in crude oil basins where associated natural gas is produced alongside crude oil production, such as San Juan, Anadarko and Permian basins, and Eagle Ford Shale.

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

Factors Affecting the Comparability of Our Financial Condition and Results of Operations

Our historical financial condition and results of operations for the periods presented may not be comparable, both from period over period and going forward, for the following reasons:

•
Selling, general and administrative expenses. During 2025, we incurred additional selling, general and administrative expenses as a result of becoming a publicly traded company. These costs include expenses associated with our annual and quarterly financial reporting with the SEC, tax preparation expenses, Sarbanes-Oxley (“SOX”) compliance expenses, audit fees, legal fees, directors and officers insurance, investor relations expenses, Tax Receivable Agreement administration expenses and registrar and transfer agent fees.
•
Corporate Reorganization. For periods prior to June 20, 2024, the historical consolidated financial statements presented herein are based on the operations of our accounting predecessor, Estis. For periods subsequent to June 20, 2024, the consolidated financial statements presented are based on the combined operations of the Merging Entities. As a result, the historical consolidated financial information may not provide an accurate indication of what our actual results would have been if the 2024 Business Combination had been completed at the beginning of the earliest period presented.
•
Income Taxes. Our accounting predecessors are a collective limited liability companies that constitute as partnerships for U.S. federal income tax purposes, and therefore are not subject to U.S. federal income taxes and the provisions for income tax calculations thereof. As the IPO occurred subsequent to the last date presented in the comparative prior period in this Annual Report, the prior years’ financial information do not reflect any income tax benefit or expense attributable to us. Subsequent to the IPO, we became a taxable entity and started to be taxed as a corporation under the Internal Revenue Code and subject to U.S. federal income taxes (currently at a statutory rate of 21% of pretax earnings, as adjusted by the Internal Revenue Code), as well as state income taxes, for our interest ownership in Flowco LLC.
•
Noncontrolling Interests. As a result of the IPO and a series of related reorganization transactions in connection with the IPO (the “Transactions”), we became the sole managing member of Flowco LLC and consolidate entities in which we have a controlling financial interest. Consequently, the financial statements for periods prior to the IPO included in this Annual Report have been adjusted to combine each of the previously separated Merging Entities. For the period after the IPO, the financial position and results of operations include those of Flowco Holdings and we report the noncontrolling interests related to the portion of LLC Interests not owned by us. Additionally, all shares of our Class B common stock are held by noncontrolling interest owners. The noncontrolling interests only impact financial statements presentations as of December 31, 2025 and for the year ended December 31, 2025.

Results of Operations

The consolidated financial information included in the following tables and discussions present the historical financial information of our operations. Additionally, the discussions relating to significant line items from our consolidated statements of operations are based on available information and represent our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where reasonably practicable, have quantified the impact of such items. The results of operations data in the following tables for the periods presented have been derived from the audited financial statements included elsewhere in this Annual Report.

We currently have two operating segments: (i) Production Solutions; and (ii) Natural Gas Technologies. Our corporate headquarters and certain functional departments do not earn revenues but incur costs which do not constitute business activities. Therefore, these corporate headquarters and certain functional departments do not qualify as an operating segment and have been included within corporate and other, which is also not considered a reportable segment. Corporate and other includes (i) corporate and overhead costs, and (ii) capitalized costs related to IPO and debt issuance and does not include any immaterial and aggregated operating segments. The performance of our operating segments is primarily evaluated based on revenue and segment profit or loss with respect to such segments, in addition to other measures.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Prior to June 20, 2024, all operating results reflect only Estis as predecessor to the Merging Entities. The following table sets forth certain selected financial results for the periods indicated (in thousands):

	For the Year Ended December 31,
	2025	2024	Change ($)	Change (%)
Revenues
Rentals	$417,958	$276,687	$141,271	51%
Sales	341,761	258,591	83,170	32%
Total revenues	759,719	535,278	224,441	42%
Operating expenses
Cost of rentals (exclusive of depreciation and amortization disclosed separately below)	114,341	74,494	39,847	53%
Cost of sales (exclusive of depreciation and amortization disclosed separately below)	232,209	189,930	42,279	22%
Selling, general and administrative expenses	118,577	62,453	56,124	90%
Depreciation and amortization	144,838	90,862	53,976	59%
Loss on sale of equipment	742	797	(55)	-7%
Income from operations	149,012	116,742	32,270	28%
Other expenses
Interest expense	(18,939)	(32,345)	13,406	-41%
Loss on debt extinguishment	—	(221)	221	-100%
Other income (expenses)	740	(2,756)	3,496	-127%
Total other expenses	(18,199)	(35,322)	17,123	-48%
Income before provision for income taxes	130,813	81,420	49,393	61%
Income tax benefit (provision)	842	(1,171)	2,013	-172%
Net income	131,655	$80,249	$51,406	64%
Net income attributable to redeemable non -controlling interests	90,257
Net income attributable to Flowco Holdings Inc.	$41,398

Revenue – Rentals. The primary driver for the increase in average active systems was related to Flogistix’s VRUs that were added to our combined fleet as part of the 2024 Business Combination within the Natural Gas Technologies segment and Estis’ organic growth in its surface equipment rental fleet within the Production Solutions segment. Due to the timing of the 2024 Business Combination, the year ended December 31, 2024 rental revenue include only Flogistix’s operational days of ten days in June 2024 and the six months ended December 31, 2024. Additionally, the average rental rates for VRUs are generally lower than the average rental rates for surface equipment. Accordingly, the weighted average rental rate of the combined fleet during the year ended December 31, 2025 is lower than the weighted average rental rate during the year ended December 31, 2024, which prior to the 2024 Business Combination was made up exclusively of surface equipment fleet.

Rental revenue was $418.0 million for the year ended December 31, 2025, an increase of $141.3 million, or 51%, from $276.7 million for the year ended December 31, 2024. This increase in rental revenue was driven primarily by two factors as follows:

•
Surface equipment fleet size experienced an increase of 102 average active systems per month from 1,434 during the year ended December 31, 2024, to 1,536 average active surface equipment systems per month during the year ended December 31, 2025. Additionally, average rental rate also had a $1,877 increase in average monthly price from $11,195 per unit during the year ended December 31, 2024 to $13,072 per unit during the year ended December 31, 2025. These increases approximate 7% and 17% for fleet size and average rental rate per unit, respectively, and contribute to a total increase in surface equipment rental revenue of $48.3 million, or approximately 25.1%.
•
The 2024 Business Combination impact on VRUs – the year ended December 31, 2024 rental revenue only reflect ten operation days in June 2024 and the six months ended December 31, 2024 of Flogistix’s VRU systems with a total of 2,838 average active systems during this time period and an average rental rate of approximately $4,696 per unit during the same period. During the year ended December 31, 2025, Flogistix’s VRU fleet size grew to an average of 3,016 active systems per month and an average rental rate of $4,883 per unit. These increases contribute to a total increase in vapor recovery rental revenue of $92.3 million, or approximately 109.4%, in the periods compared.

Revenue – Sales. Sales revenue was $341.8 million for the year ended December 31, 2025, an increase of $83.2 million, or 32%, from $258.6 million for the year ended December 31, 2024. This increase in revenue was primarily due to the added revenue streams in the sales revenue category. Approximately $122.4 million increase of downhole components sales, or 90%, and an $8.9 million increase of VRU sales, or 22%, were added to the total sales revenue in the year ended December 31, 2025 resulting from the 2024 Business Combination, partially offset by a decrease of approximately $48.1 million in natural gas systems sales due to a completion of a project for a customer. The sales of our VRU sales experienced a modest increase year-over-year due to a shift in purchasing patterns from our operators.

Additionally, we sell our natural gas systems through intercompany transactions for further use in the Production Solutions segment in addition to sales to our customers. Approximately $58.6 million of intercompany natural gas system sales to the Production Solutions segment was recognized in the year ended December 31, 2025 as we continued the growth in our Production Solutions segment, an increase of approximately $19.4 million in intercompany revenues from approximately $39.2 million in the year ended December 31, 2024. All intercompany revenues have been eliminated in consolidation.

Cost of Rentals. Rental cost was $114.3 million for the year ended December 31, 2025, an increase of $39.8 million, or 53%, from $74.5 million for the year ended December 31, 2024. The primary driver of this increase relates to an increase of $29.3 million of costs related to Flogistix’s VRUs as part of the 2024 Business Combination within the Natural Gas Technologies segment that were included for ten operational days in June 2024 and the six months ended December 31, 2024 along with an approximately $10.6 million increase in organic higher equipment maintenance and repair costs within the Production Solutions segment.

Cost of Sales. Sales cost was $232.2 million for the year ended December 31, 2025, an increase of $42.3 million, or 22%, from $189.9 million for the year ended December 31, 2024. This increase was primarily attributable to an increase of $74.2 million of costs related to Flowco Productions within the Production Solution segment and $6.3 million of costs related to Flogistix within the Natural Gas Technologies segment as part of the 2024 Business Combination, partially offset by reduced sale volumes and less product mix of sold natural gas systems of approximately $38.2 million from a completion of a project for a customer.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2025, were $118.6 million, an increase of $56.1 million, or 90% from $62.5 million for the year ended December 31, 2024. This increase was primarily attributable to the added personnel, marketing, and sales expenses related to the 2024 Business Combination, which consists of $21.4 million, $13.0 million and $21.7 million increases within the Production Solutions, Natural Gas Technologies and Corporate segments, respectively. Included in these increases are: (i) $1.3 million of settlement expenses related to a lawsuit within our Production Solutions segment in September 2025; (ii) a $1.0 million non-recurring charge in June 2025 related to the re-purposing of one of our manufacturing facilities in Pampa, TX, within our Natural Gas Technologies segment; and (iii) $2.9 million of non-recurring charges in June 2025 related to termination benefits and related expenses, which includes one of our executive officers, within our Corporate segment.

Depreciation and amortization. Depreciation and amortization was $144.8 million for the year ended year ended December 31, 2025, an increase of $53.9 million, or 59%, from $90.9 million for the year ended December 31, 2024. This increase was primarily due to increased depreciation expense on machinery and equipment and increased amortization expense on intangible assets resulting from the 2024 Business Combination and from the additional HPGL and VRU systems acquired from the Archrock acquisition in August 2025.

Loss on sale of equipment. Loss on sale of equipment was $0.7 million for the year ended December 31, 2025, compared to $0.8 million for the year ended December 31, 2024, a decrease of $0.1 million, or 6.9%, due to a fewer number of unit disposals within the Production Solutions segment in 2025 compared to 2024.

Interest expense. Interest expense was $18.9 million for the year ended December 31, 2025 compared to $32.3 million for the year ended December 31, 2024. This decrease in interest expense of $13.4 million, or 41% is primarily due to decreased average borrowings outstanding in the year ended December 31, 2025 compared to the year ended December 31, 2024 resulting largely from the debt repayment in January 2025 of $440.0 million using the proceeds from the IPO, partially offset with the recent debt proceeds of $71.0 million in August 2025 to fund the Archrock acquisition.

Loss on debt extinguishments. Loss on debt extinguishments was $0.2 million for the year ended December 31, 2024 with no comparable item for the year ended December 31, 2025, related to the Credit Agreement entered into on August 20, 2024, which currently provides for a $725.0 million five-year senior secured revolving credit facility.

Other income (expenses). Other income was $0.7 million for the year ended December 31, 2025, compared to other expense of $2.8 million for the year ended December 31, 2024, a favorable swing of of $3.5 million. The change was primarily driven by various gains on lease terminations, partially offset by approximately $0.4 million of transactional expenses in the year ended December 31, 2025, and the absence of Estis’ non-operating expenses that were present during the year ended December 31, 2024.

Income tax benefit (provision). Income tax benefit was $0.8 million for the year ended December 31, 2025, a favorable swing of approximately $2.0 million, or 172%, compared to provision for income taxes of $1.2 million for the year ended December 31, 2024. Provision for income taxes for the year ended December 31, 2024, is entirely associated with Texas margin tax, as it was prior to the IPO and we were not an income tax paying entity for U.S. federal purposes. After the IPO, we became subject to U.S. federal, state, and local income taxes with respect to our allocable share of taxable income of Flowco Holdings at the prevailing corporate tax rates. The $0.8 million million income tax benefit during the year ended December 31, 2025, is comprised of approximately $2.5 million of income tax benefit position due to the exclusion of noncontrolling interest and releases of valuation allowances, is partially offset by $1.6 million Texas margin tax. The $0.4 million increase in Texas margin tax year-over-year was primarily attributable to the 2024 Business Combination.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following table sets forth certain selected financial results for the periods indicated (in thousands). Prior to June 20, 2024, all operating results reflect only Estis as predecessor to the Merging Entities:

	For the Year Ended December 31,
	2024	2023	Change ($)	Change (%)
Revenues
Rentals	$276,687	$168,801	$107,886	64%
Sales	258,591	74,522	184,069	247%
Total revenues	535,278	243,323	291,955	120%
Operating expenses
Cost of rentals (exclusive of depreciation and amortization disclosed separately below)	74,494	42,179	32,315	77%
Cost of sales (exclusive of depreciation and amortization disclosed separately below)	189,930	62,599	127,331	203%
Selling, general and administrative expenses	62,453	15,219	47,234	310%
Depreciation and amortization	90,862	43,822	47,040	107%
Loss on sale of equipment	797	1,170	(373)	-32%
Income from operations	116,742	78,334	38,408	49%
Other expenses
Interest expense	(32,345)	(18,956)	(13,389)	71%
Loss on debt extinguishment	(221)	—	(221)	100%
Other income (expenses)	(2,756)	(910)	(1,846)	203%
Total other expenses	(35,322)	(19,866)	(15,456)	78%
Income before provision for income taxes	81,420	58,468	22,952	39%
Income tax provision	(1,171)	(379)	(792)	209%
Net income	$80,249	$58,089	$22,160	38%

Revenue—Rentals. Rental revenue was $276.7 million for the year ended December 31, 2024, an increase of $107.9 million, or 64%, from $168.8 million for the year ended December 31, 2023. $84.4 million of increase in rental revenue relates to the Natural Gas Technologies segment from companies acquired in the 2024 Business Combination. Rental fleet from the Natural Gas Technologies segment had an average of 2,838 active systems and an average monthly price of $4,696 for the year ended December 31, 2024. The remaining $23.5 million increase in rental revenue relates to the Production Solutions segment, which was driven by an increase of 33 average active systems per month from 1,401 during 2023 to 1,434 average active systems per month during 2024, and a $1,132 increase in average monthly price from $10,043 per unit during 2023 to $11,195 per unit during 2024. Thus, of the increase in rental revenue related to the Production Solutions segment, 2.4% is attributable to an increase in average active systems, and 11.3% is due to an increase in average monthly price.

Revenue—Sales. Sales revenue was $258.6 million for the year ended December 31, 2024, an increase of $184.1 million, or 247%, from $74.5 million for the year ended December 31, 2023. This increase in revenue was partially due to $135.5 million of revenue related to Flowco Productions within the Production Solutions segment and $41.4 million of revenue related to Flogistix within the Natural Gas Technologies segment as part of the 2024 Business Combination. The remainder of the increase was primarily due to an increase of $7.2 million of sales of natural gas systems to third parties. We sell our natural gas systems through intercompany transactions for further use in the Production Solutions segment as well as sales to our customers. During 2023, intercompany sales comprised a significant portion of total natural gas system sales as we continued to increase the volume of active systems within Production Solutions segment. Due to the change in focus of sales to third parties rather than our Production Solutions segment, third party sales volume of natural gas systems increased 10% year-over-year while pricing remained flat. All intercompany revenues have been eliminated in consolidation.

Cost of Rentals. Rental cost was $74.5 million for the year ended December 31, 2024, an increase of $32.3 million, or 77%, from $42.2 million for the year ended December 31, 2023. This increase was primarily attributable to $28.6 million of costs related to Flogistix as part of the 2024 Business Combination within the Natural Gas Technologies segment.

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

Selling, general and administrative expenses. Selling, general and administrative expenses were $62.5 million for the year ended December 31, 2024, an increase of $47.2 million, or 310%, from $15.2 million for the year ended December 31, 2023. This increase was primarily attributable to $21.2 million of costs related to Flowco Productions within the Production Solutions segment, $15.7 million of expenses related to Flogistix within the Natural Gas Technologies segment, and Corporate expenses of $6.0 million as a part of the 2024 Business Combination. The remaining increase of $3.9 million is due to increases in personnel expense and sales and marketing expense at Estis, including the addition of management and employees in connection with our IPO and anticipated public company reporting requirements.

Depreciation and amortization. Depreciation and amortization was $90.9 million for the year ended December 31, 2024, an increase of $47.0 million, or 107%, from $43.8 million for the year ended December 31, 2023. The increase in depreciation expense was primarily due to $13.2 million related to Flowco Productions within the Production Solutions segment and $27.6 million related to Flogistix within the Natural Gas Technologies segment as part of the 2024 Business Combination. The remainder of the increase in depreciation expense was due to purchases of machinery and equipment in the prior period, which primarily relates to the Production Solutions segment as depreciation and amortization within the Natural Gas Technologies segment remained consistent year-over-year.

Loss on sale of equipment. Loss on sale of equipment, net was $0.8 million for the year ended December 31, 2024 compared to $1.2 million for the year ended December 31, 2023, a decrease of $0.4 million, or 32%, due to fewer unit disposals in the Production Solutions segment in 2024 compared to 2023.

Interest expense. Interest expense was $32.3 million for the year ended December 31, 2024 compared to $19.0 million for the year ended December 31, 2023. This increase in interest expense of $13.4 million, or 71%, was due to interest expense related to Flowco Productions and Flogistix as part of the 2024 Business Combination, as well as the associated interest on increased borrowings under the Credit Agreement for distributions to members.

Loss on debt extinguishments. Loss on debt extinguishments was $0.2 million for the year ended December 31, 2024, with no comparable item for the year ended December 31, 2023, related to the Credit Agreement entered into on August 20, 2024, which currently provides for a $725.0 million five-year senior secured revolving credit facility.

Other income (expense). Other income (expense) was $2.8 million for the year ended December 31, 2024 compared to $0.9 million for the year ended December 31, 2023, an increase of $1.8 million, or 203%. The increase is due to $0.3 million related to Flowco Productions and Flogistix as part of the 2024 Business Combination as well as $2.7 million of transaction costs incurred in connection with the 2024 Business Combination and $0.9 million of professional service fees not determined to be direct and incremental to our IPO registration statement and not part of the core operating costs of the business. These costs were partially offset by $0.5 million of other expenses incurred during the year ended December 31, 2023 that did not recur during the year ended December 31, 2024.

Provision for income taxes. Provision for income taxes was $1.2 million for the year ended December 31, 2024, an increase of $0.8 million or approximately 209% from $0.4 million for the year ended December 31, 2023. Provision for income taxes for the years ended December 31, 2024 and 2023, are entirely associated with Texas margin tax, as an LLC. This increase is due to Flowco Productions and Flogistix, as part of the 2024 Business Combination, being included in our financial results for approximately half of 2024.

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

In connection with the IPO described above, Flowco LLC used the net proceeds received from us to: (i) redeem approximately $20.9 million of Flowco LLC interests from certain non-affiliate holders and (ii) with respect to the remainder, repay indebtedness under our Credit Agreement of $440.0 million.

Sources of Liquidity and Indebtedness

As of December 31, 2025, we had $4.5 million of cash and cash equivalents. We believe existing cash and cash equivalents and cash flows from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We have historically generated cash and fund our operations primarily from cash flows from operating activities as well as availability under our Credit Agreement. Borrowings under our Credit Agreement have a maturity date of August 20, 2029, in which all principal owed is payable upon maturity. Our interest rate is Term Secured Overnight Finance Rate (“SOFR”) for one month plus 0.1% (“Adjusted REVSOFR30”) plus a contractual applicable margin based on the Company’s calculated leverage ratio, which combined approximates 6.4% per annum at the effective date with interest due monthly. If such rate is below contractual minimums, the interest rate will be calculated based on Adjusted Term SOFR Rate, Adjusted REVSOFR30 Rate or the Adjusted Daily Simple SOFR Rate. Depending upon market conditions and other factors, we may also have the ability to issue additional equity and/or debt, as needed.

Historically, our predecessors’ primary sources of liquidity were cash flows from operations, borrowings under Estis’ legacy credit agreement and equity provided by the Original Equity Owners. Our predecessors’ primary use of capital has been for working capital purposes, to make cash distributions to the Original Equity Owners and repay indebtedness.

As of December 31, 2025, we had $167.8 million outstanding borrowings and $557.2 million available borrowing capacity under our Credit Agreement.

As of February 20, 2026, we had $142.0 million outstanding borrowings and $579.6 million available borrowing capacity under our Credit Agreement. The Company plans to use a portion of such availability to pay the cash portion of the purchase price at the closing of the acquisition of Valiant Artificial Lift Solutions, which cash amount is expected to be $170.0 million subject to adjustments in accordance with the purchase agreement.

On February 4, 2026, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which was declared effective on February 10, 2026. The Shelf Registration Statement registered both (i) the sale by the Company of up to $500 million of its shares of Class A common stock, preferred stock, rights, warrants or units and (ii) up to 57,530,845 shares of Class A common stock by the selling stockholders named in the Shelf Registration Statement. Such offerings may be made from time to time in one or more offerings.

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

Regarding the ability of Flowco LLC to make distributions to us, the terms of their financing arrangements under the Credit Facility contain covenants that may restrict Flowco LLC or its subsidiaries from paying such distributions, subject to certain exceptions. Further, Flowco LLC is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Flowco LLC (with certain exceptions), as applicable, exceed the fair value of its assets.

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

See Part I – Item 1A. Risk Factors – Risks Related to our Organizational Structure in this Annual Report.

Dividends

Our Board of Directors may elect to declare cash dividends on our Class A common stock, subject to our compliance with applicable law, and depending on, among other things, economic conditions, our financial condition, results of operations, projections, liquidity, earnings, legal requirements, and restrictions in the agreements governing our indebtedness.

In May, August, and November 2025, our Board of Directors declared and paid a cash dividend of $0.08 per share payable to holders of Class A common stock of record as of the close of business on May 14, 2025, August 15, 2025, and November 14, 2025 (the “Common Stock Dividend”). In conjunction with the Common Stock Dividend, Flowco LLC declared a distribution on its units of $0.08 per unit to all unitholders of record of Flowco LLC as of the close of business on May 14, 2025, August 15, 2025, and November 14, 2025, respectively. The declaration and payment of future dividends will be at the discretion of our Board of Directors and will depend on future business conditions, financial conditions, results of operations and other factors.

Common Share Repurchase Program

On June 11, 2025, our Board of Directors authorized a $50 million share repurchase program (the “Repurchase Program”) to reacquire shares via open market purchase, privately negotiated transactions, or by other means in accordance with the regulations of the Securities and Exchange Commission. The Repurchase Program does not obligate us to repurchase any particular amount of shares and may be modified, suspended, or discontinued at any time. The timing of purchases and the number of shares repurchased under the Repurchase Program will depend on a variety of factors including price, trading volume, market conditions and corporate and regulatory requirements. During the year ended December 31, 2025, we repurchased and subsequently retired 953,229 shares of our Class A common stock at an average price of $15.72 per share, excluding commissions.

On September 26, 2025, management executed a 10b5-1 repurchase plan agreement (the “Repurchase Plan Agreement”) with a third-party financial institution (the “Agent”) granting the Agent the authority to execute open-market repurchases on our behalf, up to the daily volume limit permitted under Rule 10b-18 of the Securities Exchange Act of 1934. As of December 31, 2025, no shares had been repurchased under the Repurchase Plan Agreement. The Repurchase Plan Agreement was effective November 6, 2025 through February 6, 2026 and had a maximum authorized amount of $15.0 million. Management did not renew the Repurchase Plan Agreement upon its expiration on February 6, 2026.

Cash Flow Analysis

The following table presents our summary cash flows for the periods presented. Prior to June 20, 2024, all cash flow activity reflects only our predecessor Estis.

	For the Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$294,370	$179,383
Net cash used in investing activities	$(199,752)	$(94,433)
Net cash used in financing activities	$(94,711)	$(80,335)

Operating activities. Net cash provided by operating activities was $294.4 million and $179.4 million for the years ended December 31, 2025 and 2024, respectively, an increase of approximately $115.0 million. Operating cash flows increased primarily due to higher earnings as a direct result from additional business operations from FPS and Flogistix as it relates to the 2024 Business Combination. The earnings resulted from FPS and Flogistix are reflected in the entire 2025 as opposed to ten days in June 2024 and the six months ended December 31, 2024. due to the timing of the 2024 Business Combination on June 20, 2024.

Investing activities. Net cash used in investing activities was $199.8 million and $94.4 million for the years ended December 31, 2025 and 2024, respectively, an increase of $105.4 million. This increase was primarily due to an increase of $64.8 million of cash paid in asset acquisitions, an increase of $36.8 million in capital expenditures, and the absence of $3.1 million of cash acquired in 2024 from the 2024 Business Combination.

Financing activities. Net cash used in financing activities was $94.7 million and $80.3 million for the years ended December 31, 2025 and 2024, respectively, an increase of $14.4 million. The increase in net cash used in financing activities was primarily attributable to (i) $416.7 million net cash proceeds from new financing cash activities in 2025 related to $461.8 million in IPO proceeds, $20.9 million payments to acquire the LLC Interests from the Continuing Equity Owners, $15.0 million in share repurchases, $6.7 million dividend payments to Class A common stockholders and $2.5 million of payments related to offering costs for the IPO; (ii) offset by $430.6 million change in net cash used related to $818.7 million of payments on long-term debt, $7.5 million payments related to finance lease obligations, $186.9 million of proceeds from long-term debt, $202.0 million decrease in distributions to the Continuing Equity Owners and $6.7 million decrease in payments for debt financing.

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

Inventory valuation

Inventory is composed of components, parts and materials used in the fabrication, repair and maintenance of natural gas systems. Inventory is recorded at the lower of cost or net realizable value. We evaluate the components of inventory on a regular basis for excess and obsolescence. We record the decline in the carrying value of estimated excess or obsolete inventory as a reduction of inventory and as an expense included in cost of goods and services in the period in which it is identified. Our estimate of excess and obsolete inventory is susceptible to change from period to period and requires management to make judgments about the future demand of inventory. There were no changes in this estimate year-over-year and the estimate has a low degree of estimation uncertainty as the historical write-offs are generally consistent without material fluctuations. Typically, our write-offs approximate $1 million each year due to factors that include historical usage, estimated product demand, technological developments and current market conditions. We believe our inventory valuation reserve is adequate to properly value excess and obsolete inventory as of December 31, 2025 and 2024. However, any significant changes to the factors mentioned above could lead our estimate to change.

Income taxes

After consummation of the IPO, we became subject to U.S. federal, state, and local income taxes with respect to our allocable share of taxable income of Flowco LLC assessed at the prevailing corporate tax rates. Flowco LLC operates as a limited liability company and is treated as a partnership for income tax purposes. Accordingly, Flowco LLC incurs no significant liability for federal or state income taxes other than for certain state taxes payable directly by it, primarily related to Texas margin tax.

Deferred taxes are recorded using the asset and liability method, whereby tax assets and liabilities are determined based on the differences between the financial reporting basis and tax basis of assets and liabilities using enacted tax laws and rates expected to apply to taxable income in the year in which the differences are expected to reverse. We assess the likelihood that our deferred tax assets will be recovered through adjustments to future taxable income. To the extent we believe recovery of tax assets is not likely, we establish a valuation allowance to reduce the asset to a value we believe will be recoverable based on our expectation of future taxable income. The carrying value of the net deferred tax assets is based on management’s judgments using certain estimates and assumptions that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the benefits of such assets. If these estimates and related assumptions change in the future, additional valuation allowances may be recorded against the deferred tax assets resulting in additional income tax expense in the future.

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

No events or circumstances occurred that indicated the fair value of any of our reporting units may be below its carrying amount as of December 31, 2025 or 2024. As such, no impairment expense was recorded for the years ended December 31, 2025 and 2024.

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

Impairment losses are recognized in the period in which the impairment occurs and represent the excess of the asset carrying value over its fair value estimated using future discounted net cash flows. No impairment was recorded for the years ended December 31, 2025, 2024 and 2023.

Useful lives of property, plant and equipment and intangible assets

Our industry is capital intensive. As of December 31, 2025, property and equipment represented 48.4% of our total assets and depreciation and amortization represented 23.7% of our total operating costs and expenses for the year ended December 31, 2025. As of December 31, 2024, property and equipment represented 44.2% of our total assets and depreciation and amortization represented 21.7% of our total operating costs and expenses for the year ended December 31, 2024. Our property, plant and equipment and intangible assets with finite useful lives are carried at cost less accumulated depreciation and amortization. For acquired intangible assets, we amortize the cost over their estimated useful lives using either a straight-line or an accelerated method that most accurately reflects the estimated pattern in which the economic benefit of the respective asset is consumed. No provision for salvage value is considered in determining depreciation of our property, plant and equipment. We calculate depreciation and amortization on our assets based on the estimated useful lives that we believe are reasonable. The estimated useful lives are subject to key assumptions such as maintenance and utilization. These estimates may change due to a number of factors such as changes in operating conditions or advances in technology. The estimate has a low degree of estimation uncertainty as there were no changes in the useful lives utilized by management in the periods presented. Maintenance and repairs are charged to expense when incurred. Improvements which extend the life or improve the existing asset are capitalized.

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

As of December 31, 2025, we had $167.8 million in borrowings outstanding under the Credit Agreement at a weighted-average interest rate of 5.72%.

Inflation

While inflationary cost increases can affect our income from operations’ margin, we believe that inflation generally has not had, and is not expected to have, a material adverse effect on our results of operations. In 2022, the U.S. experienced the highest inflation in decades primarily due to supply-chain issues, a shortage of labor and a higher demand for goods and services. The most noticeable adverse impact to our business was increased costs associated with materials, personnel expenses, consumables and vehicle-related costs. Most of our costs moderated in 2023 except for wages. We believe it is unlikely that salaries and wages will decrease to the levels experienced in prior years.

Item 8. Financial Statements and Supplementary Data

The following Consolidated Financial Statements are filed as part of this Annual Report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Flowco Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flowco Holdings Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of redeemable non-controlling interests and stockholders'/members' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 26, 2026

We have served as the Company's auditor since 2019.

Flowco Holdings Inc.

Consolidated Balance Sheets

	As of
	December 31, 2025	December 31, 2024
	(in thousands except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$4,522	$4,615
Accounts receivable, net of allowances for credit losses of $1,079 and $1,169, respectively (Note 1)	100,465	120,353
Inventory	149,590	151,179
Prepaid expenses and other current assets	5,615	9,982
Total current assets	260,192	286,129
Property, plant and equipment, net	797,534	702,616
Operating lease right-of-use assets	17,556	19,480
Finance lease right-of-use assets	25,861	21,871
Intangible assets, net (Note 6)	273,437	302,522
Goodwill (Note 6)	249,692	249,692
Deferred tax asset	16,692	—
Other assets	5,387	6,639
Total assets	$1,646,351	$1,588,949

Liabilities, redeemable non-controlling interests and stockholders'/members' equity
Current liabilities:
Accounts payable	$22,827	$31,321
Accrued expenses	26,909	33,829
Current portion of operating lease obligations	8,004	6,809
Current portion of finance lease obligations	12,895	7,837
Deferred revenue	7,376	8,002
Total current liabilities	78,011	87,798
Long-term liabilities:
Long-term debt, net	167,819	635,916
Tax receivable agreement liability	21,952	—
Operating lease obligations, net of current portion	9,783	12,739
Finance lease obligations, net of current portion	10,862	13,389
Total long-term liabilities	210,416	662,044
Total liabilities	288,427	749,842
Commitments and contingencies (Note 14)
Redeemable non-controlling interests	1,129,298	—
Members' equity:
Members' equity	—	839,107
Total members' equity	—	839,107
Stockholders' equity:
Class A common stock, $0.0001 par value – 300,000,000 shares authorized; 29,091,960 shares issued and outstanding as of December 31, 2025; no such shares authorized, issued or outstanding as of December 31, 2024.	3	—
Class B common stock, $0.0001 par value – 150,000,000 shares authorized; 60,562,983 shares issued and outstanding as of December 31, 2025; no such shares authorized, issued or outstanding as of December 31, 2024.	6	—
Additional paid-in capital	69,279	—
Retained earnings	159,338	—
Total stockholders' equity to Flowco Holdings Inc.	228,626	—
Total liabilities, redeemable non-controlling interests and members'/stockholders' equity	$1,646,351	$1,588,949

Flowco Holdings Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2025	2024	2023
	(in thousands except share and per share amounts)
Revenues:
Rentals	$417,958	$276,687	$168,801
Sales	341,761	258,591	74,522
Total revenues	759,719	535,278	243,323
Operating expenses:
Cost of rentals (exclusive of depreciation and amortization disclosed separately below)	114,341	74,494	42,179
Cost of sales (exclusive of depreciation and amortization disclosed separately below)	232,209	189,930	62,599
Selling, general and administrative expenses	118,577	62,453	15,219
Depreciation and amortization	144,838	90,862	43,822
Loss on sale of equipment	742	797	1,170
Income from operations	149,012	116,742	78,334
Other expenses:
Interest expenses	(18,939)	(32,345)	(18,956)
Loss on debt extinguishment	—	(221)	—
Other income (expenses), net	740	(2,756)	(910)
Total other expenses	(18,199)	(35,322)	(19,866)
Income before provision for income taxes	130,813	81,420	58,468
Income tax benefit (provision)	842	(1,171)	(379)
Net income	131,655	$80,249	$58,089
Net income attributable to redeemable non-controlling interests	90,257
Net income attributable to Flowco Holdings Inc.	$41,398

	Period from January 16, 2025 to December 31, 2025
Earnings per share:
Basic	$1.53
Diluted	$1.24
Weighted average shares outstanding:
Basic	26,977,063
Diluted	90,673,021

Flowco Holdings Inc.

Consolidated Statements of Redeemable Non-Controlling Interests and Stockholders’/Members’ Equity

		Flowco LLC Members' Equity (prior to the Transactions) - Note 1					Flowco Holdings Stockholders' Equity
(in thousands, except number of units)	Redeemable Non- Controlling	Common Units		Class A Units		Members'	Class A Common Stock		Class B Common Stock		Additional Paid- In	Retained	Treasury	Total Stockholders'
	Interests	Units	Amount	Units	Amount	Equity	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity
Balance as of December 31, 2022	$—	1,000	$—	—	$—	$128,077	—	$—	—	$—	$—	$—	$—	$—
Distribution to Members	—	—	—	—	—	(52,500)
Reorganization to Flowco MergeCo	—	(1,000)	—	5,100,000	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	58,089	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	85	—	—	—	—	—	—	—	—
Balance as of December 31, 2023	$—	—	$—	5,100,000	$—	$133,751	—	$—	—	$—	$—	$—	$—	$—
2024 Business Combination issuance of units	—	—	—	4,900,000	—	854,628
Distribution to Members	—	—	—	—	—	(230,513)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	80,249	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	992	—	—	—	—	—	—	—	—
Balance as of December 31, 2024	$—	—	$—	10,000,000	$—	$839,107	—	$—	—	$—	$—	$—	$—	$—
Net loss prior to the Transactions and IPO	—	—	—	—	—	(548)	—	—	—	—	—	—	—	—
Reorganization transactions	838,559	—	—	(10,000,000)	—	(838,559)	—	—	65,748,380	6	—	—	—	6
Equity-based compensation and crystallization of legacy equity plans	3,588	—	—	—	—	—	—	—	—	—	—	—	—	—
IPO and the Transactions	71,129	—	—	—	—	—	25,721,620	3	(925,338)	—	434,498	—	—	434,501
Increase in deferred tax asset from IPO and the Transactions, net of amounts payable under Tax Receivable Agreement	—	—	—	—	—	—	—	—	—	—	(7,708)	—	—	(7,708)
Net income subsequent to the Transactions and IPO	90,804	—	—	—	—	—	—	—	—	—	—	41,398	—	41,398
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(90)	—	—	(90)
Distributions to Members	—	—	—	—	—	—	—	—	—	—	—	(28,548)	—	(28,548)
Stock-based compensation	—	—	—	—	—	—	63,510	—	—	—	7,438	—	—	7,438
Dividends declared ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	—	(6,871)	—	(6,871)
Class A common stock issued in exchange of Class B common stock	(69,434)	—	—	—	—	—	4,260,059	—	(4,260,059)	—	69,434	—	—	69,434
Repurchase of Class A common stock	—	—	—	—	—	—	—	—	—	—	—	—	(15,150)	(15,150)
Retirement of Class A common stock	—	—	—	—	—	—	(953,229)	—	—	—	(15,150)	—	15,150	—
Subsequent measurement of redeemable non-controlling interests	194,652	—	—	—	—	—	—	—	—	—	(419,143)	153,359	—	(265,784)
Balance as of December 31, 2025	$1,129,298	—	$—	—	$—	$—	29,091,960	$3	60,562,983	$6	$69,279	$159,338	$—	$228,626

Flowco Holdings Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cash flows from operating activities
Net income	$131,655	$80,249	$58,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,838	90,862	43,822
Provision for inventory obsolescence	1,837	1,809	2,510
Amortization of operating right-of-use assets	9,827	4,326	508
Amortization of deferred financing costs	1,349	714	400
Loss on sale of equipment	742	797	1,170
Loss on debt extinguishment	—	221	—
Gain on lease termination	(944)	(958)	—
Stock-based compensation	11,026	992	85
Provision for deferred income taxes	(5,942)	—	—
Allowance for credit losses	1,015	636	310
Changes in operating assets and liabilities:
Accounts receivable	18,873	(15,487)	(16,886)
Inventory	(76)	21,920	(6,633)
Prepaid expenses and other current assets	4,367	(3,029)	(1,295)
Other assets and liabilities	(82)	864	—
Accounts payable - trade	(8,493)	739	—
Accrued expenses	(6,931)	(4,246)	(508)
Deferred revenue	(626)	(4,292)	(515)
Operating lease liabilities	(9,913)	864	805
Finance lease liabilities	1,848	2,402	—
Net cash provided by operating activities	294,370	179,383	81,862
Cash flows from investing activities
Asset acquisition	(71,813)	(7,000)	—
Additions to property, plant and equipment	(127,287)	(90,494)	(43,514)
Payment of contingent consideration related to a business combination	(548)	—	—
Proceeds from sale of property, plant and equipment	467	166	841
Net cash acquired in 2024 Business Combination	—	3,088	—
Payment for capitalized patent costs	(571)	(193)	—
Net cash used in investing activities	(199,752)	(94,433)	(42,673)
Cash flows from financing activities
Issuance of Class A common stock in IPO, net of underwriting discount	461,803	—	—
Payment of offering costs	(2,458)	—	—
Repurchase of Class A common stock	(15,000)	—	—
Payments on long-term debt	(1,114,672)	(296,009)	(173,525)
Proceeds from long-term debt	646,574	459,683	188,361
Payments on finance lease obligations	(14,965)	(7,503)	(1,525)
Proceeds on finance lease terminations	469	715	—
Purchase of LLC Interests from Continuing Equity Owners	(20,876)	—	—
Payment of debt issuance costs	(13)	(6,708)	—
Payment of dividend equivalent units	(10)	—	—
Payment of tax withheld on stock-based compensation	(296)	—	—
Distributions to members of Flowco LLC	(28,548)	(230,513)	(52,500)
Dividends paid to Flowco Holdings Inc. shareholders	(6,719)	—	—
Net cash used in financing activities	(94,711)	(80,335)	(39,189)
Net increase (decrease) in cash and cash equivalents	(93)	4,615	—
Cash and cash equivalents
Beginning of period	4,615	—	—
End of period	$4,522	$4,615	$—

Flowco Holdings Inc.

Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosures of investing and financing activities
Cash paid for interest	$15,770	$28,775	$18,899
Cash Paid for income taxes
Federal	$5,100	$—	$—
Aggregated state and local jurisdictions	—	—	—
Disaggregated state and local jurisdictions:
Texas	—	—	—
Other states	—	—	—
Net cash paid (refunds received) for income taxes	$5,100	$—	$—
Supplemental schedule of non-cash activities
Noncash debt refinancing of long-term debt with Revolving Credit Facility	$—	$419,454	$—
Issuance of 64,823,042 shares of Class B common stock to the Continuing Equity Owners, net of redemption of certain LLC Interests and Blocker Shareholders' exchange to Class A shares	$—	$—	$—
Issuance of 5,251,620 shares of Class A common stock to the Blocker Shareholders in exchange of LLC Interests	$—	$—	$—
Establishment of deferred tax asset under Tax Receivable Agreement and at the IPO	$16,692	$—	$—
Establishment of liabilities under Tax Receivable Agreement in the IPO	$21,952	$—	$—
Issuance of 4.9 million Class A Units in exchange for the net assets acquired in a Business Combination	$—	$854,628	$—
Issuance of 5.1 million Class A Units in exchange for 1,000 Common Units of Estis	$—	$—	$—
Lease liabilities arising from obtaining operating right-of-use assets	$5,349	$5,532	$4,524
Lease liabilities arising from obtaining financing right-of-use assets	$17,916	$8,391	$2,186

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

Note 1 - Nature of Operations and Background

Nature of Operations and Organization

Flowco Holdings Inc. (the “Company”) was incorporated as a Delaware corporation on July 25, 2024 (Date of Formation) for the purpose of completing an initial public offering (“IPO”) of its Class A common stock and related transactions in order to continue the business of Flowco MergeCo LLC (“Flowco LLC”) as a publicly traded entity.

The Company is a leading provider of production optimization, artificial lift and emissions management and monetization solutions for the oil and natural gas industry. The Company's products and services include a full range of equipment and technology solutions that enable real-time remote monitoring and control to maximize efficiencies of its products and services. The Company generates revenues throughout the long production lives of oil and gas wells. The Company's core technologies include high pressure gas lift (“HPGL”), conventional gas lift, plunger lift and vapor recovery unit (“VRU”) solutions. As of December 31, 2025, the Company operates a fleet of over 4,600 active systems.

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

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

Subsequent to the IPO, the Company used the net proceeds from the IPO to purchase 20,470,000 newly issued LLC Interests for approximately $461.8 million directly from Flowco LLC at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount. As a result, the Company became a holding company in an Up-C structure and a sole managing member of Flowco LLC with its only material asset consisting of common membership units of Flowco LLC.

As of December 31, 2025, the Company owns 32.4% of economic interests in Flowco LLC.

Business Combination

On June 20, 2024, the Flowco LLC entered into a Contribution Agreement with GEC Estis Holdings LLC (parent company of Estis Compression LLC (“Estis") (“Estis Member”)), Flowco Production Solutions, L.L.C. (“Flowco Member”) and Flogistix Holdings, LLC (“Flogistix Member”) (parent company of Flogistix, LP (“Flogistix”)) (Estis Member, Flowco Member and Flogistix Member collectively, the “Members”), pursuant to which, the Members contributed 100% of the direct equity interests of Estis Intermediate Holdings, LLC (“Estis Intermediate”), Flowco Productions LLC (“Flowco Productions”) and Flogistix Intermediate Holdings, LLC (“Flogistix Intermediate”, collectively with Estis Intermediate and Flowco Productions, referred to as the “Merging Entities”) to the Company in exchange for Series A Units of the Company proportionate to the value of the contributed entities (the “2024 Business Combination”). In connection with the transaction, (i) Estis Member contributed substantially all of its net assets (including membership interests in Estis) to Estis Intermediate immediately prior to the consummation of the 2024 Business Combination and the contribution of the membership interests of Estis Intermediate to the Company, (ii) Flowco Member also contributed substantially all of its net assets to Flowco Productions immediately prior to the consummation of the 2024 Business Combination and the contribution of the membership interests of Flowco Productions to the Company, and (iii) Flogistix Member also contributed substantially all of its net assets (including the equity interests in Flogistix GP, LLC and Flogistix) to Flogistix Intermediate immediately prior to the consummation of the 2024 Business Combination and the contribution of the membership interests of Flogistix Intermediate to the Company.

The 2024 Business Combination was accounted for in accordance with ASC 805, Business Combinations, and Estis Intermediate has been identified as the accounting acquirer and Flowco Productions and Flogistix Intermediate, the acquirees. Additionally, Estis Intermediate has been identified as the predecessor and as such, these financial statements reflect only the historical financial information of Estis Intermediate for any period prior to June 20, 2024. All financial information as of and subsequent to June 20, 2024, reflects that of the Merging Entities, as well as changes in the capital structure and operations of the Company. See Note 2 – Business Combinations for more information.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a)(19) of the Exchange Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, an emerging growth company may take advantage of certain reduced reporting and other requirements that are otherwise generally applicable to public companies. These provisions include, but are not limited to:

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

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

•
Exemption from certain requirements related to the presentation of selected financial data and Management’s Discussion and Analysis of Financial Condition and Results of Operations; and
•
The ability to delay adoption of new or revised accounting standards until such standards are required to be adopted by private companies.

The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result, the Company’s consolidated financial statements may not be comparable to those of companies that comply with such new or revised accounting standards as of the effective dates applicable to public companies.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”).

In connection with the IPO, the Company completed a series of organizational and ownership transactions, as discussed in the reissuance of Item 8 Financial Statements and Supplementary Data on Form 8-K filed with the SEC on February 4, 2026. These transactions were among entities under common control, pursuant to which the Company became a holding company whose principal asset consists of limited liability company interests in Flowco LLC. Following the IPO, the Company became the sole managing member of Flowco LLC and has since controlled its business and affairs, while owning a minority economic interest in Flowco LLC, with the remaining economic interests held by the Continuing Equity Owners.

The IPO resulted in the Company having multiple classes of common stock with differing voting and economic rights and established an organizational structure in which the Company consolidates Flowco LLC for financial reporting purposes. Because the Continuing Equity Owners retained a controlling interest in Flowco LLC following the IPO, and no change in control of Flowco LLC occurred, these consolidated financial statements reflect a continuation of the financial position and results of operations of Flowco LLC. Accordingly, the assets, liabilities, and equity of Flowco Holdings Inc. have been reflected in these consolidated financial statements at the historical carrying amounts of Flowco LLC, consistent with a transaction among entities under common control.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

The accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of financial position as of December 31, 2025 and 2024, and results of operations for the years ended December 31, 2025, 2024 and 2023, and cash flows for the years ended December 31, 2025, 2024 and 2023.

The Company does not have any components of other comprehensive income within its consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its consolidated financial statements.

Principles of Consolidation

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of the Company, Flowco LLC and its consolidated subsidiaries. Flowco LLC meets the definition of a variable interest entity (“VIE”) for which the Company is considered as the primary beneficiary due to its sole decision-making authority that controls significant activities of Flowco LLC and its obligation to absorb losses and receive benefits of the operations of Flowco LLC. Accordingly, the Company consolidates Flowco LLC and reports redeemable non-controlling interests representing the economic interest in Flowco LLC held by the Continuing Equity Owners.

The redeemable non-controlling interests in the consolidated statements of operations for the year ended December 31, 2025, represent the portion of earnings attributable to the economic interest in Flowco LLC held by the Continuing Equity Owners. The redeemable non-controlling interests in the accompanying consolidated balance sheets as of December 31, 2025, represents the portion of the net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of December 31, 2025, the combined economic interest of redeemable non-controlling interests was 67.6%.

Segment Information

The Company operates in two operating and reporting segments. Operating and reporting segments are determined in accordance with ASC 280, Segment Reporting (“ASC 820”) and are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) to allocate resources and assess performance. The CODM reviews segment profit or loss as the measure of profitability, which is presented on a reportable segment level for purposes of allocating resources and evaluating operating and financial performance. In addition to segment profit or loss, the CODM also reviews Adjusted EBITDA, a non-US GAAP measure defined as adjusted earnings before income taxes, depreciation and amortization.

The Company operates and manages its business units in the following two operating and reporting segments:

•
Production Solutions: relates to rentals, sales and services related to high pressure gas lift, conventional gas lift and plunger lift, including other digital solutions and technologies.
•
Natural Gas Technologies: relates to the design and manufacturing for the rental, sales and servicing of vapor recovery and natural gas systems.

For more information regarding segment reporting, see Note 16 - Segment Information.

Use of Estimates

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of the accompanying consolidated financial statements include but are not limited to the following: revenue recognition; allowance for credit losses; inventory reserve; impairment of goodwill; intangible assets and long-lived assets; share-based compensation; useful lives of property; plant and equipment and intangible assets; and estimation of contingencies. Management believes these estimates and assumptions provide a reasonable basis for the fair presentation of the consolidated financial statements. Actual results could differ from those estimates.

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

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

Earnings per share is presented for the period from after the IPO, January 16, 2025, to December 31, 2025. Prior to the IPO the membership structure consisted of Common Units and Class A Units. Flowco Holdings’ current capital structure is not reflective of the capital structure of Flowco LLC prior to the IPO and the Transactions. Therefore, earnings per share is not calculated for the period from January 1, 2025 to before the IPO and for the years ended December 31, 2024 and 2023.

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

Our rental contract terms range from month-to-month up to 48 months and are typically billed at a fixed monthly rate while the equipment is in use by the customer. Payment for rentals is typically collected within 15 to 60 days. Monthly agreements are generally cancellable with 30-day notice by the customer.

Upon lease commencement, the Company evaluates the rental agreements to determine if they meet the criteria set forth in ASC 842 for classification as sales-type leases or direct financing leases; if a rental agreement meets none of these criteria, the Company classifies it as an operating lease. Based on the assessment of the lease classification criteria, all rental agreements have been classified as operating leases. As such, the underlying assets remain on our balance sheet within property, plant, and equipment and are depreciated consistently with other owned assets. Rental revenue is recognized on a straight-line basis over the term of the rental and is included in rental revenue in the consolidated statements of operations.

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

The Company has included several stipulations within its agreements with customers to protect its assets and mitigate risk of loss during the rental period. The primary method is through Company operation of the units including ongoing monitoring and maintenance. Contracts contain a clause for customer liability should any damage or loss to the units occur during customer oversight or operational control. Many contracts include a requirement for customers to insure a small percentage of the asset or pay a premium if they elect not to insure the asset.

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

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

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

Payment for sales revenue is typically collected within 15 to 70 days. Since the period between sale of the product and receipt of payment is not expected to exceed one year, we have elected not to calculate or disclose a financing component for our customer contracts. We do not incur any material costs of obtaining contracts. Sales revenue generally does not include right of return or other significant post-delivery obligations.

Below are the three categories of what primarily contributes to the Company’s sales revenue:

•
Equipment and compressors. For sales of equipment based on firm purchase orders or sales contacts, sales revenue is recognized when fabrication of the equipment is completed, it is segregated and ready for customer pickup and the customer has been notified. The completion notification includes the invoice for the sale, which represents a right to payment from the customer. At that point, risks and rewards of ownership transfer to the customer per the terms of the contract. Product delivery, including shipping and handling costs associated with outbound freight, is the responsibility of the customer. While the customer is arranging transportation of the equipment, it remains in the Company’s physical possession with a unique customer identification number in a separate location. The Company does not have the contractual right to direct the use of the product or direct it to another customer. The length of time between the completion notification and product delivery typically ranges from 2 to 14 days.
•
Oil & gas products and parts. As it relates to the sale of oil & gas products, the Company has a single performance obligation associated with these contracts – the manufacture and sale of the contracted good to the customer. Revenue from the sale of goods is recognized upon satisfaction of the performance obligation, which occurs point-in-time upon transfer of control of the product upon delivery to the customer. The transaction price (i.e., the amount that the Company has the right to under the terms of the sales contract with the customer) is the standalone sales price of each individual good and is typically settled within 30 to 45 days of the satisfaction of the performance obligation. The Company treats shipping and handling activities as a fulfillment activity, and the costs are recognized in cost of sales. With respect to taxes assessed by governmental authorities that are imposed upon sales transactions and collected by the Company from its customers, the Company’s policy is to exclude such amounts from revenues. Payment for sales is typically collected within 15 to 70 days.
•
Maintenance and repair services. The Company performs maintenance and repair services for gas lift systems, plunger lift systems, and plunger assisted gas lift systems as well as services related to downhole fluid recovery, spooling, capillary, downhole tool installation and removal and other related activities. As it relates to oil & gas services, the Company has a single performance obligation associated with these contracts – the completion of the contracted service. Revenue from the sale of services is recognized upon satisfaction of the performance obligation, which occurs point-in-time upon completion of the service, which typically occurs within one to three days from the date the services commence. The transaction price for services (i.e., the amount that the Company has the right to under the terms of the service contract with the customer) is the standalone price of each service completed and charged to the customer. The transaction price is typically settled within 30 to 45 days of the satisfaction of the performance obligation. With respect to taxes assessed

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

by governmental authorities that are imposed upon service transactions and collected by the Company from its customer, the Company’s policy is to exclude such amounts from revenues.

Disaggregation of Revenue

The following tables present our third-party revenue from contracts with customers by reportable segment (see Note 15 – Segment Information) and disaggregated by major product and service lines, timing of revenue recognition, and geographical markets for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year ended December 31, 2025
Segments	Production Solutions	Natural Gas Technologies	Other and Eliminations	Total
Major Product/Service Lines
Surface Equipment (1)	$239,409	$—	$—	$239,409
Downhole Components	257,866	—	—	257,866
Vapor Recovery (1)	—	229,016	(175)	228,841
Natural Gas Systems	—	92,214	(58,611)	33,603
Total	$497,275	$321,230	$(58,786)	$759,719
Timing of Revenue Recognition
Goods transferred at a point in time	$257,866	$142,681	$(58,786)	$341,761
Services transferred over time	239,409	178,549	—	417,958
Total	$497,275	$321,230	$(58,786)	$759,719
Geographical Markets
United States	$487,067	$320,319	$(58,786)	$748,600
International	10,208	911	—	11,119
Total	$497,275	$321,230	$(58,786)	$759,719

____________________________

(1) All revenue for these service lines are recognized in accordance with ASC 842 as described within the Revenue Recognition section above.

	Year ended December 31, 2024
Segments	Production Solutions	Natural Gas Technologies	Other and Eliminations	Total
Major Product/Service Lines
Surface Equipment (1)	$192,328	$—	$—	$192,328
Downhole Components	135,477	—	—	135,477
Vapor Recovery (1)	—	125,735	—	125,735
Natural Gas Systems	—	120,901	(39,163)	81,738
Total	$327,805	$246,636	$(39,163)	$535,278
Timing of Revenue Recognition
Goods transferred at a point in time	$135,477	$162,277	$(39,163)	$258,591
Services transferred over time	192,328	84,359	—	276,687
Total	$327,805	$246,636	$(39,163)	$535,278
Geographical Markets
United States	$319,270	$246,266	$(39,163)	$526,373
International	8,535	370	—	8,905
Total	$327,805	$246,636	$(39,163)	$535,278

____________________________

(1) All revenue for these service lines are recognized in accordance with ASC 842 as described within the Revenue Recognition section above.

	Year ended December 31, 2023
Segments	Production Solutions	Natural Gas Technologies	Other and Eliminations	Total
Major Product/Service Lines
Surface Equipment (1)	$168,801	$—	$—	$168,801
Downhole Components	—	—	—	—
Vapor Recovery (1)	—	—	—	—
Natural Gas Systems	—	111,280	(36,758)	74,522
Total	$168,801	$111,280	$(36,758)	$243,323
Timing of Revenue Recognition
Goods transferred at a point in time	$—	$111,280	$(36,758)	$74,522
Services transferred over time	168,801	—	—	168,801
Total	$168,801	$111,280	$(36,758)	$243,323
Geographical Markets
United States	$168,801	$111,280	$(36,758)	$243,323
International	—	—	—	—
Total	$168,801	$111,280	$(36,758)	$243,323

____________________________

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

(1) All revenue for these service lines are recognized in accordance with ASC 842 as described within the Revenue Recognition section above.

Customer Concentration

No customer in the Natural Gas Technologies segment accounted for 10% or more of consolidated revenues as of December 31, 2025. One customer in the Natural Gas Technologies segment accounted for approximately 11% and 17% of total consolidated revenues for the years ended December 31, 2024 and 2023, respectively.

No customer in the Production Solutions segment accounted for at least 10% of total consolidated revenues for the years ended December 31, 2025, 2024 and 2023.

Vendor Concentration

No vendor in the Natural Gas Technologies segment accounted for at least 10% of purchases for the years ended December 31, 2025 or 2024. Two vendors in the Natural Gas Technologies segment accounted for approximately 32% of purchases for the year ended December 31, 2023.

No vendor in the Production Solutions segment accounted for at least 10% of purchases for the years ended December 31, 2025, 2024 and 2023, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The carrying values of cash and cash equivalents approximate their fair values due to the short-term nature of these instruments. From time to time, the cash balance in the Company’s bank accounts may exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). Certain subsidiaries of the Company transfer any excess cash to pay down the senior secured revolving credit facility (the “Revolving Credit Facility”), which is then drawn on for cash on an as needed basis. As of December 31, 2025 and 2024, the Company had no cash designated as restricted cash.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances. The Company’s accounts receivable are due from customers who rent or purchase products from the Company. The Company then bills its customers in accordance with contractual agreements. Generally, receivables from customers are uncollateralized and unsecured.

The trade accounts receivable is recorded net of an allowance for credit losses. The allowance for credit losses is based upon the amount of losses expected to be incurred in the collection of these accounts pursuant to the guidance outlined in Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”, “Topic 326”, or ”ASC 326”). The estimated losses are calculated using the loss rate method based upon a review of outstanding receivables, including specific accounts, related aging, and on historical collection experience based on the invoice due date. These allowances reflect the Company's estimate of the amount of receivables that will be deemed uncollectible based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability. The Company's estimate is subject to change based on evolving circumstances, including factors affecting the economy or in the circumstances of individual customers. In addition, specific accounts are written off against the allowance when management determines the account is uncollectible.

The balance of allowance for credit losses amounted to $1.1 million and $1.2 million as of December 31, 2025 and 2024, respectively.

The following table summarizes the change in the accounts receivable allowance for credit losses for the periods presented (in thousands):

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2025	2024
Accounts receivable allowance for credit losses, beginning of period	$1,169	$1,259
Acquired from 2024 Business Combination	—	377
Write-offs	(1,401)	(1,269)
Expense	1,311	802
Accounts receivable allowance for credit losses, end of period	$1,079	$1,169

The following table provides information about accounts receivable and contract liabilities from contracts with customers (in thousands):

	As of December 31,
	2025	2024
Accounts receivable, net	$100,465	$120,353
Deferred revenue	$7,376	$8,002

Contract liabilities represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract and is included within deferred revenue in the accompanying consolidated balance sheets.

The following table presents a reconciliation of contract liabilities (in thousands):

	Year Ended December 31,
	2025	2024
Deferred revenue, beginning of period	$8,002	$1,515
Acquired from 2024 Business Combination	—	4,628
Deposits received	20,142	11,497
Revenue recognized	(20,768)	(9,638)
Deferred revenue, end of period	$7,376	$8,002

The Company does not disclose the aggregate transaction price for remaining performance obligations, generally because either the revenue from the satisfaction of the performance obligations is recognized in the amount invoiced or the original expected duration of the contract is one year or less.

Inventory

Inventory is composed principally of artificial lift products and the associated parts and materials necessary to construct these products as well as natural gas compressors to be sold and the associated parts and materials used to construct, repair and maintain these products. Inventory is valued at the lower of cost or net realizable value. Production Solutions inventory is measured using the first in, first out (“FIFO”) costing method and average costing method. Natural Gas Technologies inventory is measured using the average costing method, which is based on historical purchases at an individual item level. The cost of fabrication of compressor packages, including labor and shop overhead, is charged to cost of sales during the period in which revenue from sale of such equipment is recognized.

The Company regularly reviews inventory quantities on hand and records provisions for excess or obsolete inventory based primarily on historical usage, estimated product demand, market conditions and technological developments.

During the years ended December 31, 2025 and 2024 and 2023, the Company recorded charges of $1.8 million, $1.8 million and $2.5 million respectively, to write down slow moving inventory, perform cost adjustments and physical adjustments. These charges are included within cost of sales in the accompanying consolidated statements of operations.

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

Property, Plant and Equipment, Net

Property, plant and equipment, net are stated at cost, net of accumulated depreciation. Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets or groups of assets, using the straight-line method. Any property, plant and equipment acquired in connection with a business combination will be recorded at its fair value as of the acquisition date and depreciated over its remaining economic useful life using the straight-line method.

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

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. If the undiscounted future net cash flows are less than the carrying amount of the asset, the asset is deemed impaired. The amount of the impairment is measured as the difference between carrying value and the fair value of the asset. The Company concluded that there were no indicators evident or other circumstances present that these assets were not recoverable and accordingly, no impairment charges of long-lived assets were recognized during the years ended December 31, 2025, 2024 and 2023.

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

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

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

Contracts may contain both lease and non-lease components. To the extent applicable, the Company allocates the consideration in the contract to the lease and non-lease components based on their relative stand-alone prices. However, for leases of real property for which the Company is a lessee, it has elected not to separate lease and non-lease components and instead accounts for these as a single lease component. As a policy election, the Company elected to not include leases equal to or less than 12 months on the accompanying consolidated balance sheet.

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

If the carrying amount of the reporting unit exceeds the calculated fair value, an impairment charge is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Additionally, the Company considers the income tax effect from any tax-deductible goodwill on the carrying amount of the reporting unit, if applicable, when measuring the goodwill impairment charge.

The Company assessed qualitative factors described above and concluded that there was no impairment of goodwill in 2025, 2024 or 2023.

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

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

Trade Names	10 years
Customer Relationships	3-14 years
Non-compete agreement	3 years
Patent	20 years
Developed Technology	10-20 years

The Company reviews intangible assets subject to amortization at the relevant asset group level for impairment when circumstances indicate that the carrying amount of an intangible asset is not recoverable and its carrying value exceeds its fair value.

Amortization of intangible assets is included in depreciation and amortization in the accompanying consolidated statements of operations. The Company recorded no impairment of intangible assets during 2025, 2024 or 2023.

Income Taxes

The Company is subject to U.S. federal, state, and local income taxes with respect to its allocable share of taxable income of Flowco LLC, which is assessed at the prevailing corporate tax rates. Flowco LLC operates as a limited liability company and is treated as a partnership for income tax purposes. Accordingly, Flowco LLC does not incur significant liability for federal taxes since the taxable income or loss is passed through to its members. Flowco LLC incurs liabilities for certain state taxes payable directly by it, primarily related to Texas margin tax, which are not significant and for which the expense is included in the provision for income taxes in the accompanying consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023.

The Company accounts for income taxes under the asset and liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all positive and negative evidence, including but not limited to future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized.

The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more likely-than-not threshold of being sustained. The Company did not have any uncertain tax position as of December 31, 2025.

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

Tax Receivable Agreement

In connection with the IPO, the Company entered into a tax receivable agreement (“TRA”) with Flowco LLC and the Continuing Equity Owners whereby the Company agreed to pay to such Continuing Equity Owners 85% of the benefits that the Company realizes, or is deemed to realize, as a result of the Company’s allocable share of existing tax basis acquired in the IPO, increases in the Company’s share of existing tax basis and adjustments to the tax basis of the assets of Flowco LLC as a result of sales or exchanges of Common Units, and certain other tax benefits related to entering into the TRA.

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

The Company accounts for amounts payable under the TRA in accordance with ASC Topic 450, Contingencies (“ASC 450”). As such, subsequent changes in the value of the tax receivable agreement liability between reporting periods are recognized in the statement of operations. See Note 9 – Income Taxes and Tax Receivable Agreement, for additional information on the TRA.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). Compensation costs associated with the Company’s stock-based compensation is measured at the grant-date fair value and is estimated based on the Company’s Class A common stock. The Company accounts for forfeitures when they occur, and any compensation expense previously recognized on unvested RSUs will be reversed upon forfeiture. See Note 12 – Stock-based Compensation, for addition information on the Company’s stock-based compensation plans and awards.

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

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024 and December 15, 2025 for all other entities, including EGC companies that elected to use the extended transition period. ASU 2023-09 may be applied prospectively or retrospectively, and allows for early adoption. The Company adopted ASU 2023-09 on

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

January 1. 2025 for the year ended December 31, 2025, and included the required disclosures in Note 9 – Income Taxes and Tax Receivable Agreement.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update enhance annual and interim disclosure requirements, determine significant segment expense, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. This update is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption of this standard did not have a material effect on the Company's consolidated financial statements, other than the newly required disclosures. See Note 16 – Segment Information for significant expense categories and amounts for each reportable segment that are reviewed by the CODM.

Recently Issued Accounting Standards Not Yet Adopted

In March 2024, FASB issued ASU No. 2024-01, Compensation- Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. ASU 2024-01 provides an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718. ASU 2024-01 is effective for public business entities for fiscal years beginning after December 15, 2024 and December 15, 2025 for all other entities. As the Company has elected to use the extended transition period for complying with new or revised accounting standards, this update does not become effective for the Company until fiscal years beginning after December 31,2025. As such, the Company is currently evaluating the impact of ASU 2024-01 on its consolidated financial statements and related disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software. The targeted improvements in this update aim to better align current software development processes when considering capitalization of internal-use software costs. ASU 2025-06 is effective for public business entities for fiscal years beginning after December 15, 2027 and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact of this standard on its consolidated financial statements.

Note 2 – Business Combinations and Asset Acquisition

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

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

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

The total purchase price for the 2024 Business Combination was $854.6 million consisting of $399.8 million relating to Flogistix and $454.8 million relating to Flowco Productions. The value of the consideration was equivalent to the enterprise value of the underlying businesses which were determined using the guideline public company method market approach. Goodwill was recognized as the excess of consideration over the net assets acquired of Flowco Productions and Flogistix and represented the value derived from the assembled workforce, established processes, and expected future market growth. In the fourth quarter ended December 31, 2024, the Company identified an adjustment to the fair value of the acquired intangible assets resulting in a decrease to the fair value of goodwill of $17.8 million and $3.0 million for Flogistix and Flowco Productions, respectively, with a corresponding increase to the intangible assets related to the respective entities. These adjustment were not considered measurement period adjustments.

As of December 31, 2025, the fair value allocation was final, with no measurement period adjustment made to the account balances recorded at the acquisition date. The following table presents the consideration transferred and fair value of Flogistix assets acquired and liabilities assumed in accordance with ASC 805 (in thousands):

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

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

The following table presents the consideration transferred and fair value of Flowco Productions assets acquired and liabilities assumed in accordance with ASC 805 (in thousands):

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

Identifiable intangible assets and their amortization periods were estimated as follows (in thousands):

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

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

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

This acquisition was accounted for as a business combination which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. The agreement also contained a contingent liability in the form of an earnout arrangement whereby the Company is contractually obligated to pay the seller if certain operating conditions are met. This contingent liability has been included as part of the consideration given up at the closing of this acquisition. The excess of consideration given up over the net fair values was recorded to goodwill. As of December 31, 2025, the earnout arrangement had been paid in full and the contingent liability was fully released from the accompanying consolidated financial statements.

The table below presents the final purchase price and assessment of the fair value of the assets acquired (in thousands). There was no measurement period adjustment made to the account balances recorded at the acquisition date.

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

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

earnings reflecting this acquisition as if it had been completed on January 1, 2023, are not materially different from the information presented in the accompanying consolidated statement of operations and are, therefore, not presented.

Asset Acquisition

On July 1, 2025, the Company entered into an asset purchase agreement with Archrock, Inc. (“Archrock”), pursuant to which the Company acquired certain HPGL and VRU systems, related intangible assets, and a small amount of inventory, for cash consideration of $71.0 million. The Company completed this transaction on August 1, 2025 and accounted for this transaction as an asset acquisition, as substantially all of the fair value is concentrated in a group of similar identifiable assets. As such, the Company allocated the total cost of the asset acquisition to the net assets acquired on the basis of their estimated relative fair values on the acquisition date. Transaction costs incurred in connection with this transaction were de minimis.

The purchase price allocation related to the Archrock acquisition is as follows (in thousands):

	Cost Basis	Useful Life (years)
Property, plant and equipment	$68,903	7 – 15
Intangible assets - customer contracts	1,925	3
Inventory	172	N/A
Total consideration transferred	$71,000

Note 3 – Inventory

Inventory consists of the following as of December 31, 2025 and 2024 (in thousands):

	As of December 31,	As of December 31,
	2025	2024
Components, parts and materials	$86,503	$90,230
Finished goods	50,944	48,221
Work in progress	17,801	17,780
Inventory	155,248	156,231
Less: inventory allowance	(5,658)	(5,052)
Inventory, net	$149,590	$151,179

Note 4 – Property, plant and equipment

Property, plant and equipment consist of the following as of December 31, 2025 and 2024 (in thousands):

	As of December 31,	As of December 31,
	2025	2024
Land	$1,822	$1,822
Buildings	3,257	3,297
Furniture and fixtures	5,983	5,263
Software	7,719	3,659
Machinery and equipment	1,049,872	857,900
Vehicles	6,192	5,889
Leasehold improvements	10,509	8,269
Construction in progress	3,175	7,148
Property, plant and equipment	1,088,529	893,247
Less: accumulated depreciation	(290,995)	(190,631)
Property, plant and equipment, net	$797,534	$702,616

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

The Company’s rental fleet included in machinery and equipment above was $1.0 billion (approximately $735.4 million, net of accumulated depreciation) as of December 31, 2025 and was $799.5 million (approximately $620.0 million, net of accumulated depreciation) as of December 31, 2024.

Depreciation expenses during 2025, 2024 and 2023 were approximately $101.0 million, $67.5 million and $40.2 million, respectively.

Note 5 – Leases

The Company has operating leases related to office space and manufacturing facilities. The Company has finance leases related to vehicles, tractors, and trailers. The Company’s office space leases have a remaining lease term of three to 87 months as of December 31, 2025. The Company’s finance leases have remaining lease terms ranging from one to 84 months as of December 31, 2025. Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to seven years. The exercise of lease renewal options is typically at our discretion. The measurement of the lease term includes options to extend or renew the lease when it is reasonably certain that we will exercise those options.

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

Amounts recognized in the consolidated balance sheet

The consolidated balance sheets consist of the following amounts relating to operating and finance leases (in thousands):

	As of December 31,
	2025	2024
Operating right-of-use assets
Real property	$17,556	$19,480
	$17,556	$19,480
Operating lease liabilities
Current	$8,004	$6,809
Non-current	9,783	12,739
	$17,787	$19,548

	As of December 31,
	2025	2024
Finance right-of-use assets
Vehicles	$25,861	$21,871
	$25,861	$21,871
Finance lease liabilities
Current	$12,895	$7,837
Non-current	10,862	13,389
	$23,757	$21,226

Additions to operating right-of-use assets during 2025 and 2024 were approximately $5.3 million and $5.5 million, respectively. Disposals to operating right-of-use assets during 2025 and 2024 were approximately $4.2 million and $0.6 million, respectively.

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

Additions to finance right-of-use assets during 2025 and 2024 were approximately $17.9 million and $8.4 million, respectively. Disposals to finance right-of-use assets during 2025 and 2024 were approximately $5.1 million and $0.1 million, respectively.

The weighted average lessee’s incremental borrowing rate applied to the operating and finance lease liabilities on December 31, 2025 was 6.6% and 6.9%, respectively. The weighted average lessee's incremental borrowing rate applied to the operating and finance lease liabilities on December 31, 2024 was 6.7% and 8.0%, respectively. The weighted average remaining lease term for operating and finance lease on December 31, 2025 was 2.80 years and 2.68 years, respectively. The weighted average remaining lease term for operating and finance lease on December 31, 2024 was 3.77 years and 2.10 years, respectively.

Amounts recognized in the consolidated statement of operations

The consolidated statements of operations consist of the following amounts relating to leases (in thousands):

	Year Ended December 31,
	2025	2024	2023
Amortization of real property operating right-of-use assets
(included in general and administrative expenses)	$9,827	$4,326	$508
Interest expense (recovery) of vehicles finance right-of-use assets
(included in interest expense)	$1,820	$909	$530
Depreciation of vehicles finance right-of-use assets
(included in depreciation and amortization)	$12,414	$6,113	$995

Variable lease expense	$—	$—	$—
Short-term lease expense	$1,628	$331	$—

The below table shows the total cash outflows for leases for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating cash flows from operating leases	$9,913	$4,246	$508
Financing cash flows from finance leases	14,965	7,503	1,525
Total cash outflows for leases	$24,878	$11,749	$2,033

The table below reconciles the undiscounted future minimum operating and finance lease payments to the operating and finance lease liabilities recorded on the balance sheet as of December 31, 2025 (in thousands):

	Operating Lease	Finance Lease
2026	$8,878	$13,993
2027	5,256	8,306
2028	2,607	2,452
2029	1,452	380
2030	895	157
Thereafter	645	31
Total future minimum lease payments	19,733	25,319
Less: Amount of lease payments representing interest	(1,946)	(1,562)
Present values of future minimum lease payments	$17,787	$23,757

Lessor Accounting

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

Rental agreements are for the rental of our compressor units to customers. Rental revenue for the years ended December 31, 2025, 2024 and 2023 were approximately $418.0 million, $276.7 million, and $168.8 million, respectively. Revenue related to these rental agreements is reflected as rental revenue in the consolidated statements of operations.

Scheduled future minimum lease payments to be received by the Company as of December 31, 2025 for each of the next five years is as follows (in thousands):

Amount
2026	$161,481
2027	68,650
2028	13,328
2029	1,193
2030	—
Thereafter	—
Total	$244,652

Note 6 – Goodwill and Intangible Assets

The following table summarizes the activity in goodwill balance for periods presented below (in thousands):

	Natural Gas Technologies			Production Solutions			Total
	Goodwill	Accumulated Impairment Losses	Goodwill, net of Accumulated Impairment	Goodwill	Accumulated Impairment Losses	Goodwill, net of Accumulated Impairment	Goodwill, net of Accumulated Impairment
Balance as of December 31, 2023	$—	$—	$—	$7,596	$(5,372)	$2,224	$2,224
Additions to goodwill	66,325	—	66,325	181,143	—	181,143	247,468
Goodwill impairment	—	—	—	—	—	—	—
Balance as of December 31, 2024	$66,325	$—	$66,325	$188,739	$(5,372)	$183,367	$249,692

Balance as of December 31, 2024	$66,325	$—	$66,325	$188,739	$(5,372)	$183,367	$249,692
Additions to goodwill	—	—	—	—	—	—	—
Goodwill impairment	—	—	—	—	—	—	—
Balance as of December 31, 2025	$66,325	$—	$66,325	$188,739	$(5,372)	$183,367	$249,692

Intangible assets, net, consist of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$97,354	(16,584)	$80,770	$97,350	$(9,221)	$88,129
Trade name	61,010	(11,946)	49,064	61,010	(5,845)	55,165
Customer relationships	170,264	(28,659)	141,605	168,340	(11,350)	156,990
Non-compete agreement	2,048	(796)	1,252	2,048	—	2,048
Patent	764	(18)	746	193	(3)	190
Total	$331,440	$(58,003)	$273,437	$328,941	$(26,419)	$302,522

Amortization expense totaled $31.7 million, $17.2 million and $2.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

As of December 31, 2025, the weighted average remaining useful lives for the Company's intangible assets are as follows:

Developed technology	12.8 Years
Trade name	8.1 Years
Customer relationships	8.5 Years
Non-compete agreement	1.9 Years
Patent	18.5 Years

Amortization expense is classified in operating expenses on the accompanying consolidated statements of operations. Estimated future amortization expense as of December 31, 2025 for each of the next five years and thereafter is as follows (in thousands):

2026	$32,036
2027	31,922
2028	30,450
2029	29,432
2030	28,431
Thereafter	121,166
$273,437

Note 7 – Accrued Liabilities

Accrued liabilities as of December 31, 2025 and 2024, are summarized as follows (in thousands):

	As of December 31,
	2025	2024
Accrued payroll and employee expenses	$20,167	$17,102
Accrued taxes	1,916	7,284
Customer deposits	480	530
Accrued interest	1,598	3,557
Accrued IPO costs	—	1,687
Other accrued liabilities	2,748	3,669
Total accrued expenses	$26,909	$33,829

Accrued taxes consist of amounts owed for obligations under sales & use tax arrangements, property taxes and applicable state income taxes.

Note 8 – Long-Term Debt

Long-term debt consists of the following as of December 31, 2025 and 2024 (in thousands):

	As of December 31,
	2025	2024
Revolving Credit Facility	$167,819	$635,916
Total debt	167,819	635,916
Less: Current maturities	—	—
Total long-term debt, net	$167,819	$635,916

Revolving Credit Facility

On August 20, 2024, Flowco LLC and its subsidiaries (the “Borrowers”) entered into a credit agreement (the “Credit

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

Agreement”), which provided for an initial $700 million, five-year senior secured revolving credit facility (the “Revolving Credit Facility”). The Credit Facility modifies the Estis’ legacy credit agreement, and settled all outstanding indebtedness under the then existing agreements. The Credit Agreement was further amended on November 27, 2024, pursuant to which the aggregate revolving commitment was increased to $725.0 million. The Company has the ability to request the issuance of letters of credit under the Revolving Credit Facility in an aggregate amount of up to $20 million. As of December 31, 2025, the Company had $0.5 million of outstanding letters of credit. The Company also has the ability to borrow swingline loans under the Revolving Credit Facility in an aggregate principal amount of up to $50 million.

The Revolving Credit Facility matures on August 20, 2029, and can be used for working capital, capital expenditures, and acquisitions.

The borrowing base is determined by eligible accounts receivable, inventory, and equipment values, subject to reserves. Borrowing availability depends on the lesser of the aggregate revolving commitment or borrowing base, minus outstanding loans and letters of credit. Borrowings can be based on either an alternate base rate (“ABR”) or a term SOFR rate, with interest margins ranging from 0.75% to 2.50%, depending on the total leverage ratio.

As of December 31, 2025, the Company had $167.8 million in borrowings outstanding under the Revolving Credit Facility at the Term SOFR rate of 3.97% and applicable margin of 1.75%, for an all-in rate of 5.72%.

As of December 31, 2024, the Company had $635.9 million in borrowings outstanding under the Revolving Credit Facility at the Term SOFR rate of 4.65% and applicable margin of 1.75%, for an all-in rate of 6.40%.

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

The Borrowers are in compliance with all covenants as of and for the year ended December 31, 2025.

The debt issuance costs are being amortized to interest expense over the life of the Revolving Credit Facility. Unamortized debt issuance costs are included in other assets in the accompanying consolidated balance sheets. For the years ended December 31, 2025 and 2024, the Company recorded $18.9 million and $32.3 million of interest expense related to the Revolving Credit Facility.

The schedule of future maturities of long-term debt as of December 31, 2025, consists of the following (in thousands):

Amount
2026	$—
2027	—
2028	—
2029	167,819
2030	—
Thereafter	—
Total debt	$167,819

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

Note 9 – Income Taxes and Tax Receivable Agreement

Income Tax Provision and Rate

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

For the period from January 16, 2025, to December 31, 2025, the Company made federal income tax estimated payments of $5.1 million.

The components of the provision for income taxes for the period presented are as follows (in thousands):

Period from January 16, 2025 to December 31, 2025
Current
Federal	$—
State	1,607
Total current	1,607
Deferred
Federal	(2,305)
State	(144)
Total deferred	(2,449)
Tax provision (benefit)	$(842)

The reconciliation of our effective income tax rates to the U.S. Federal income tax rate for the period presented is as follows (in thousands except for percentages):

	Period from January 16, 2025 to December 31, 2025
	Amount	Percent
Expected income tax expense (benefit) at statutory rate	$27,471	21.0%
State and local income taxes, net of federal income tax effect (1):
Texas	1,607	1.2%
Texas - noncontrolling interest	236	0.2%
Other, net	(118)	(0.1)%
Changes in valuation allowance	(11,211)	(8.6)%
Nontaxable or nondeductible items	363	0.3%
Noncontrolling interest	(19,190)	(14.7)%
Effective income tax rate	$(842)	(0.7)%

(1) State taxes in Texas made up the majority of the tax effect in this category.

As the Company had no business transactions or activities prior to the IPO, no income taxes were incurred for the period from January 1, 2025, to January 15, 2025. For the period from January 16, 2025, to December 31, 2025, the Company recorded a federal income tax provision of less than $0.1 million, which consist of $1.6 million of Texas margin tax, netted with $2.4 million income tax benefit. As a result, the Company’s effective tax rate was less than 1% for the period from January 16, 2025, to December 31, 2025.

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

Deferred Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. The carrying value of the net deferred tax assets is based on management’s judgments using certain estimates and assumptions that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the benefits of such assets. The components of our net deferred tax assets for the period presented are as follows (in thousands):

As of December 31, 2025
Deferred tax assets
Investment in Partnership	$14,928
Net Operating Loss	5,678
Other	2
Total deferred tax assets	20,608
Valuation Allowance	(3,916)
Total net deferred tax assets	$16,692

IPO, the Transactions and Tax Receivable Agreement

In connection with the IPO, the Company recorded a net deferred tax asset of $12.4 million related to (i) the difference between the book and tax basis of its investment in Flowco LLC of $10.0 million, net of $13.7 million of valuation allowance and (ii) $2.4 million net operating loss obtained from the purchase of 5,251,620 LLC Interests from the Continuing Equity Owners discussed in Note 1 - Nature of Organization and Background, which is expected to be amortized over the useful lives of the underlying assets. The Company established a valuation allowance on its deferred tax assets when it believes it is more likely than not that all or a portion of these deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.

The initial deferred tax asset of $26.1 million and the related valuation allowance of $13.7 million, for a net asset of $12.4 million was recorded as additional paid-in capital in the Consolidated Balance Sheets. Additionally, and concurrent with the Transactions, the Company recorded a payable pursuant to the TRA of $12.5 million and a corresponding reduction to additional paid-in capital. The net impact to additional paid-in capital was a reduction of $0.1 million and is presented within the Company’s consolidated statements of stockholders’/members’ equity.

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

During the year ended December 31, 2025, the Company acquired an aggregate of 4,260,059 Common Units of Flowco LLC in connection with the redemption of Common Units of Flowco LLC from the Continuing Equity Owners, which resulted in an increase in the tax basis of the Company’s investment in Flowco LLC, subject to the provisions of the TRA. As a result of these exchanges, during the year ended December 31, 2025, the Company recognized an increase to its deferred tax assets (net of valuation allowance) in the amount of $0.4 million, and corresponding TRA liabilities of $8.8 million, representing 85% of the tax benefits due to the Continuing Equity Owners.

As of December 31, 2025, the total amount due under the TRA was $22.0 million and the Company has yet to make its first TRA payment.

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

Note 10 – Stockholders’/Members’ Equity and Redeemable Non-Controlling Interests

Equity Structure Prior to the IPO

Prior to the IPO, members’ equity was inclusive of additional paid-in capital and retained earnings of Flowco LLC. The capital structure of Flowco LLC consisted of only one class of limited partnership interests, Class A units. As of December 31, 2024 and as of January 15, 2025, Flowco LLC had 10,000,000 Class A units outstanding.

Current Equity Structure Post IPO

The following table summarizes the capitalization and voting rights of the Company’s classes of stock as of December 31, 2025:

	Authorized	Issued & Outstanding	Votes per Share	Economic Rights
Preferred stock	10,000,000	—	N/A	N/A

Common stock:
Class A	300,000,000	29,091,960	1	Yes
Class B	150,000,000	60,562,983	1	No

The Company’s board of directors (“Board of Directors”) is authorized to direct the Company to issue shares of preferred stock in one or more series and, its discretion, to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. As of December 31, 2025, no series of preferred stock have been issued.

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

Shares of Class B common stock will be issued in the future only to the extent necessary to maintain a one-to-one ratio between the number of LLC Interests held by the Continuing Equity Owners and the number of shares of Class B common stock issued to the Continuing Equity Owners. Although shares of Class B common stock are not

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

redeemable, shares of Class B common stock are automatically transferred to the Company (on a one-for-one basis) upon any redemption or exchange of the related LLC Interests pursuant to the terms of the Flowco LLC Agreement and such shares of Class B common stock will be canceled and may not be reissued. Only permitted transferees of LLC Interests held by the Continuing Equity Owners will be permitted transferees of Class B common stock.

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

Redemptions of LLC Interests

During the year ended December 31, 2025, certain Continuing Equity Owners redeemed 4,260,059 of their Common Units of Flowco LLC, along with their corresponding shares of Class B common stock, in exchange for an equal number of shares of Class A common stock. Simultaneously, and in connection with these exchanges and redemptions, the Company canceled the exchanged shares of Class B common stock. As a result, the exchanged and redeemed LLC Interests are now considered to be within the control of the Company for accounting purposes, and the redeemable non-controlling interest associated with these redeemed shares was reclassified from temporary equity to permanent equity in the year ended December 31, 2025.

As of December 31, 2025, the Company holds a 32.4% economic interest in Flowco LLC through its ownership of 29,091,960 LLC Interests but consolidates Flowco LLC as sole managing member. The remaining 60,562,983 LLC Interests representing a 67.6% interest are held by the Continuing Equity Owners.

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

During the year ended December 31, 2025, the Company repurchased 953,229 shares of Class A common stock under the Repurchase Program at an average price of $15.72 per share for a total cost of $15.0 million inclusive of commissions and fees. Accrued excise taxes from these repurchases were $0.2 million and is included within accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2025, all repurchased shares had been canceled and retired, resulting in a permanent reduction in both the number of shares outstanding and the Company’s total stockholders’ equity.

As of December 31, 2025, the remaining total available authorization under the Repurchase Program was approximately $35.0 million.

On September 26, 2025, the Company executed a 10b5-1 repurchase plan agreement (the “Repurchase Plan Agreement”) with a third-party financial institution (the “Agent”) granting the Agent the authority to execute open-market repurchases on behalf of the Company, up to the daily volume limit permitted under Rule 10b-18 of the Securities Exchange Act of 1934. There were no shares repurchased under the Repurchase Plan Agreement during the year ended December 31, 2025. The Repurchase Plan Agreement commenced on November 6, 2025 and terminated at the close of business on February 6, 2026. The Repurchase Plan Agreement had a maximum authorized amount of $15.0 million. Management did not renew the Repurchase Plan Agreement upon its expiration on February 6, 2026.

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

Redeemable Non-Controlling Interests

After the IPO, the Company became the sole managing member of Flowco LLC, and has the sole voting interest in, and control of the management of, Flowco LLC. As a result, the Company consolidates the financial results of Flowco LLC. The redeemable non-controlling interests on the accompanying consolidated balance sheets represents the economic interest in Flowco LLC held by the Continuing Equity Owners, adjusted to equal the greater of (i) the carrying value of the redeemable non-controlling interest adjusted each reporting period for income or loss attributable to the redeemable non-controlling interest or (ii) the redemption value. The redemption value is calculated based on the arithmetic average of the volume weighted average prices of Class A common stock on the trading day immediately prior to the end of each reporting period. Remeasurements to the redemption value of the redeemable non-controlling interest are performed at each reporting period and any required adjustments are recorded as an allocation between permanent equity and temporary equity within the consolidated balance sheets. The portion of the net income or loss attributable to redeemable non-controlling interest is reported as net income or loss attributable to non-controlling interests on our consolidated statements of operations.

The ownership of the LLC Interests as of December 31, 2025 and 2024, is summarized as follows:

	December 31, 2025		December 31, 2024
	Shares	Ownership %	Shares	Ownership %
Flowco Holdings interest in Flowco LLC	29,091,960	32.4%	n/a	n/a	%
Continuing Equity Owners' interest in Flowco LLC	60,562,983	67.6%	n/a	n/a	%
	89,654,943	100.0%	n/a	n/a	%

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

During the year ended December 31, 2025, Flowco LLC made total distributions of approximately $28.5 million and $12.1 million to the Continuing Equity Owners and the Company, respectively.

Note 11 – Earnings Per Share

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

Earnings per share is presented for the period from after the IPO, January 16, 2025, to December 31, 2025. Prior to the IPO, the membership structure consisted of Common Units and Class A Units. Flowco Holdings’ current capital structure is not reflective of the capital structure of Flowco LLC prior to the IPO and the Transactions. Therefore, earnings per share has not been presented for the period of the years prior to the IPO.

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income per share of Class A common stock for the periods following the Transactions (in thousands, except per share amounts):

(in thousands, except share and per share data)	Period from January 16, 2025 to December 31, 2025
Numerator:
Net income attributable to Flowco Holdings, Basic	$41,398
Add: Net income impact from assumed redemption of all LLC Interests to common stock	90,804
Less: Income tax expense on net income attributable to NCI at 22.2%	(20,158)
Net income attributable to Flowco Holdings, Diluted	$112,044

Denominator:
Weighted average shares of common stock outstanding, Basic	26,977,063
Dilutive effects of:
LLC Interests that are exchangeable to common stock	63,249,163
Unvested RSU's	446,795
Weighted average shares of common stock outstanding, Diluted	90,673,021

Basic earnings per share	$1.53
Diluted earnings per share	$1.24

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

The dilutive impact of LLC Interests assumed to be redeemed in exchange for the issuance of Class A common stock was included in the computation of diluted earnings per share under the if-converted method for the period from January 16, 2025, to December 31, 2025. The impact of unvested RSUs was dilutive and has been included using the treasury stock method.

Note 12 – Stock-Based Compensation

In connection with the IPO, the stockholders approved the 2025 Equity and Incentive Plan (the “Equity Plan”), which became effective on January 17, 2025. The Equity Plan generally is administered by the Board of Directors of with respect to awards to non-employee directors and by the compensation committee with respect to other participants and authorizes the Company to grant incentive stock-based awards.

Under the Equity Plan, 6,000,000 shares of Class A common stock were initially reserved for issuance, which shares may be granted pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, RSUs, and other stock-based awards. The maximum number of shares that are subject to awards under the Equity Plan is subject to an annual increase equal to the lesser of 2% of the number of Class A shares common stock issued and outstanding on December 31 of the immediately preceding calendar year and an amount determined by our Board of Directors. No more than 6,000,000 shares of Class A common stock in the aggregate may be issued under the Equity Plan in connection with incentive stock options. As of December 31, 2025, 5,325,621 shares of Class A common stock are available for future grant under the Equity Plan.

In January and February 2025, the Company granted an aggregate of 674,379 RSUs to certain of the Company’s executives and employees and non-employee directors in conjunction with the Equity Plan with an aggregate grant

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

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

The following table summarizes the award activity under the Equity Plan for December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Outstanding as of beginning of period	—	—
Granted	674,379	—
Vested	(80,728)	—
Forfeited	(8,333)	—
Outstanding as of end of period	585,318	—

Total compensation expense for RSUs was approximately $7.4 million year ended December 31, 2025, and is included in selling, general and administrative costs in the accompanying consolidated statements of operations for the year ended December 31, 2025.

The unamortized compensation cost related to RSUs of approximately $12.1 million as of December 31, 2025 is expected to be recognized over a weighted-average period of approximately 2.0 years.

Note 13 - Employee Benefit Plan

The Company maintains a 401(k) retirement savings plans for the employees that meet certain eligibility requirements. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. Currently, the Company matches 80 to 100% of an employee’s contribution to the 401(k) plan, with the matching contribution from the Company being capped at 4% of the employee’s compensation. These matching contributions vest immediately.

The Company’s matching contributions amounted to approximately $3.7 million and $1.9 million during the years ended December 31, 2025 and 2024, respectively.

Note 14 - Commitments and Contingencies

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

Note 15 – Fair Value Measurements

As of December 31, 2025, and December 31, 2024, the Company’s financial instruments primarily consisted of cash and cash equivalents, trade accounts receivable, trade accounts payable, and long-term debt. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short-term maturities. Our Revolving Credit Facility applies floating interest rates to amounts drawn under the facility; therefore, the carrying amount of our Revolving Credit Facility also approximates its fair value.

The Company has assessed that the fair value of cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities, approximates their carrying amounts largely due to the short-term nature of these accounts.

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

The Company has also determined the carrying value of the long-term debt approximates its fair value given its variable rate and indirect indexation to the Company’s credit risk.

See Note 2 – Business Combinations for information regarding the estimated fair value of goodwill.

Contingent Consideration

The Company entered into a contingent consideration liability related to a business combination with a certain oilfield services company described in Note 2 – Business Combinations. Included in total consideration of this acquisition is an earnout payment of $0.6 million to the seller. The amount ultimately owed to the seller is based on meeting a certain earnout threshold in the twelve consecutive calendar months following the close of the transaction. If met, a one-time payment is required to be paid in October 2025, at which point the earnout expires. This earnout liability will be reassessed at each reporting period until expiration and changes in fair value will be reported in earnings as they occur. The earnout liability was considered to be a Level 3 fair value measurement as the significant inputs are unobservable and require significant judgment or estimation. Management engaged a third-party valuation specialist to determine the fair value of the earnout liability as of the acquisition date. The earnout liability was valued using a Monte Carlo simulation in a risk-neutral framework based on forecasted gross revenue.

As of December 31, 2025, the earnout arrangement has been paid in full and the contingent liability was fully released from the accompanying consolidated financial statements.

The Company did not have any other assets or liabilities that were measured at fair value on a recurring or non-recurring basis on December 31, 2025 and 2024.

Note 16 – Segment Information

Our operations are primarily based in the U.S. All material revenues of the Company are derived from the U.S. Substantially all long-lived assets of the Company are located in the U.S.

The Company identifies reportable operating segments based on management’s structure, the customer’s application of its products and services offered by each and the financial data utilized by the Company’s Chief Executive Officer, as the CODM, to assess segment performance and allocate resources among segments. The Company’s two reportable operating segments are as follows:

•
Production Solutions: relates to rental, sale and services related to high pressure gas lift, conventional gas lift and plunger lift. This segment includes rental, sales, and service revenues.
•
Natural Gas Technologies: relates to the design, manufacturing, rental, sale and servicing of vapor recovery and natural gas systems. This segment includes rental, sales, service revenues and emissions management and monetization technology.

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

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

segment.

The below tables contain revenues and certain expenses regularly presented to the CODM in order to make decisions regarding the Company's business, including resource allocation and performance assessments, as well as the current focus in compliance with ASC 280, Segment Reporting, for the periods presented (in thousands):

	Year Ended December 31, 2025
	Production Solutions	Natural Gas Technologies	Total

Revenues from external customers	$497,275	$262,444	$759,719
Intersegment revenues	—	58,786	58,786
Total revenues	497,275	321,230	818,505
Elimination of intersegment revenue			(58,786)
Total consolidated revenues			759,719
Less:
Cost of revenues from external customers (1)	225,361	121,189	346,550
Intersegment cost of revenue	179	58,607	58,786
Total cost of revenues	225,540	179,796	405,336
Elimination of intersegment cost of revenue			(58,786)
Total consolidated cost of revenue			346,550
Selling, general and administrative expenses (1)	59,307	33,915	93,222
Depreciation and amortization (1)	84,215	60,596	144,811
(Gain) loss on sale of equipment	959	(217)	742
Segment profit	$127,254	$47,140	174,394
Corporate expenses (2)			(25,382)
Total operating income			149,012
Interest expense			(18,939)
Other expense			740
Income before provision for income taxes			$130,813

____________________________

(1) Represents the significant expense categories and amounts for each reportable operating segment that are regularly provided to the chief operating decision maker.

(2) Comprised primarily of expenses not allocated to our reportable segments.

	Year Ended December 31, 2024
	Production Solutions	Natural Gas Technologies	Total

Revenues from external customers	$327,805	$207,473	$535,278
Intersegment revenues	—	39,163	39,163
Total revenues	327,805	246,636	574,441
Elimination of intersegment revenue			(39,163)
Total consolidated revenues			535,278
Less:
Cost of revenues from external customers (1)	140,672	123,752	264,424
Intersegment cost of revenue	—	39,163	39,163
Total cost of revenues	140,672	162,915	303,587
Elimination of intersegment cost of revenue			(39,163)
Total consolidated cost of revenue			264,424
Selling, general and administrative expenses (1)	37,867	20,942	58,809
Depreciation and amortization (1)	61,475	29,387	90,862
(Gain) loss on sale of equipment	784	13	797
Segment profit	$87,007	$33,379	120,386
Corporate expenses (2)			(3,644)
Total operating income			116,742
Interest expense			(32,345)
Loss on debt extinguishment			(221)
Other expense			(2,756)
Income before provision for income taxes			$81,420

____________________________

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

(1) Represents the significant expense categories and amounts for each reportable operating segment that are regularly provided to the chief operating decision maker.

(2) Comprised primarily of expenses not allocated to our reportable segments.

	Year Ended December 31, 2023
	Production Solutions	Natural Gas Technologies	Total

Revenues from external customers	$168,801	$74,522	$243,323
Intersegment revenues	—	36,758	36,758
Total revenues	168,801	111,280	280,081
Elimination of intersegment revenue			(36,758)
Total consolidated revenues			243,323
Less:
Cost of revenues from external customers (1)	42,179	62,599	104,778
Intersegment cost of revenue	—	36,758	36,758
Total cost of revenues	42,179	99,357	141,536
Elimination of intersegment cost of revenue			(36,758)
Total consolidated cost of revenue			104,778
Selling, general and administrative expenses (1)	11,792	3,427	15,219
Depreciation and amortization (1)	42,773	1,049	43,822
(Gain) loss on sale of equipment	1,169	1	1,170
Segment profit	$70,888	$7,446	78,334
Corporate expenses (2)			—
Total operating income			78,334
Interest expense			(18,956)
Other expense			(910)
Income before provision for income taxes			$58,468

____________________________

(1) Represents the significant expense categories and amounts for each reportable operating segment that are regularly provided to the chief operating decision maker.

(2) Comprised primarily of expenses not allocated to our reportable segments.

The following table sets forth certain selected financial information for our operating segments for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Segment capital expenditures:
Production Solutions	$140,345	$51,207
Natural Gas Technologies	59,326	36,793
Total segment capital expenditures	199,671	88,000
Corporate and other	—	2,494
Total capital expenditures	$199,671	$90,494

	As of December 31,
	2025	2024
Segment assets:
Production Solutions	$939,922	$886,372
Natural Gas Technologies	799,357	730,459
Total segment assets	1,739,279	1,616,831
Eliminations	(113,297)	(41,639)
Corporate and other	20,369	13,757
Total assets	$1,646,351	$1,588,949

Flowco Holdings Inc.

Notes to Consolidated Financial Statements

Note 17 – Subsequent Events

In January 2026, the Company granted an aggregate of 788,896 RSUs to certain of the Company’s executives and employees in conjunction with the Equity Plan with an aggregate grant date fair value of $14.8 million. Of these RSUs, 584,798 vest in three equal installments on the first, second, and third anniversaries of the grant date, with accelerated vesting upon a qualifying change in control of the Company. The remaining 204,098 RSUs vest on the third anniversary of the grant date, also with accelerated vesting upon a qualifying change in control. Each RSU represents a contingent right to receive one share of Class A Common Stock. The RSU awards to non-employee directors vest in twelve equal installments on each of the first twelve quarterly anniversaries following the grant date of the award, subject to such non-employee director continuing in service through such date.

In January 2026, eligible employees received performance restricted stock unit (“PRSUs”) awards totaling 201,366 units and with an aggregate grant date fair value of $4.1 million from which a minimum of zero percent and a maximum of 200% units could be awarded based upon measurement of total stockholder return of the Company’s common stock (“TSR”) during the three-year performance period of January 1, 2026 to December 31, 2028. These PRSUs cliff vest on the third anniversary of the award grant date and can range from zero percent to 200% of target grant amount, with accelerated vesting in the event of a change in control.

On January 30, 2026, the Board of Directors declared a cash dividend of $0.08 per share payable to holders of Class A common stock of record as of the close of business on February 13, 2026 and will be paid on February 25, 2026. The Company’s operating subsidiary, Flowco MergeCo LLC, will also make a corresponding distribution of $0.08 per unit to holders of its LLC Interests.

On February 2, 2026, the Company announced that it has entered into a definitive agreement to acquire Valiant Artificial Lift Solutions (“Valiant”) for a total consideration of $200 million, subject to certain customary adjustments as set forth in the purchase agreement, structured as $170 million in cash (subject to certain customary adjustments as set forth in the purchase agreement) and 1,454,849 shares of the Company’s Class A common stock. The pending transaction, which is expected to close in March 2026, is subject to customary closing conditions and receipt of required regulatory approvals.

On February 4, 2026, the Company filed a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which was declared effective on February 10, 2026. The Shelf Registration Statement registered both (i) the sale by the Company of up to $500 million of its shares of Class A common stock, preferred stock, rights, warrants or units and (ii) up to 57,530,845 shares of Class A common stock by the selling stockholders named in the Shelf Registration Statement. Such offerings may be made from time to time in one or more offerings.

On February 24, 2026, the Company’s Board of Directors appointed Robert Y. Brown IV as the Corporate Controller and Principal Accounting Officer. Mr. Brown previously served as the Company’s Assistant Corporate Controller. Also, effective February 24, 2026, James A. Merrill transitioned his role within the Company from the Corporate Controller and Principal Accounting Officer into a leadership role within the Natural Gas Technologies segment.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act, as of December 31, 2025. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2025, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or "COSO") in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management has concluded that, as of December 31, 2025, our internal control over financial reporting was not effective due to the material weakness described below.

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

These material weaknesses resulted in a revision to a disclosure in the consolidated financial statements as of and for the year ended December 31, 2023 and immaterial adjustments to the consolidated financial statements as of and for the years ended December 31, 2023 and 2022 and as of and for the nine-month period ended September 30, 2024. The material weaknesses also resulted in adjustments recorded prior to the issuance of the consolidated financial statements as of and for the year ended December 31, 2024 and an adjustment to a disclosure recorded prior to the issuance of the consolidated financial statements as of and for the nine-month period ended September 30, 2024. The material weaknesses also resulted in a revision to the previously issued consolidated financial statement for the interim periods prior to September 30, 2025, the annual period ended December 31, 2024 and the previously filed prospectus for the nine months ended September 30, 2024. Additionally, these material weaknesses could result in misstatements of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm as the company qualifies as an EGC as defined by the JOBS Act.

Remediation Efforts on Material Weaknesses in Internal Control over Financial Reporting

We have taken, and will continue to take, steps to address the material weaknesses, including:

•
We have hired, and will continue to hire, additional accounting, internal audit, and information technology personnel to establish effective processes and controls, including establishing appropriate segregation of duties.
•
We have developed, and continue to refine, formal accounting policies, procedures and controls related to the period-end financial reporting process including designing and maintaining controls over account reconciliations, journal entries, and financial reporting and disclosures.

•
We have designed and maintained processes and controls to analyze and account for non-routine, unusual or complex transactions, including review of transactions utilizing a specialist.
•
We have implemented, and plan to continue to enhance, information technology governance processes, including our program change management, computer operations, program development, and user access controls, enhanced role-based access, and more robust information technology policies and procedures.

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weaknesses are remediated. We have made progress towards remediation and will continue to implement our remediation plan for the material weaknesses in internal control over financial reporting described above. We will not consider the material weaknesses remediated until the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control Over Financial Reporting

As discussed above, there were changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item (and only such information) is incorporated by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2025.

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

Item 11. Executive Compensation

The information required by this item (and only such information) is incorporated by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item (and only such information) is incorporated by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item (and only such information) is incorporated by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2025.

Item 14. Principal Accounting Fees and Services

The information required by this item (and only such information) is incorporated by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2025.

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

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10‑K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Contribution Agreement, dated as of June 20, 2024, by and among Flowco MergeCo LLC, GEC Estis Holdings LLC, Flowco Production Solutions, L.L.C. and Flogistix Holdings, LLC	S-1	2.1	01-13-2025
3.1	Amended and Restated Certificate of Incorporation of Flowco Holdings Inc.	S-8	4.1	01-17-2025
3.2	Amended and Restated Bylaws of Flowco Holdings Inc.	S-8	4.2	01-17-2025
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1	4.1	01-13-2025
4.2	Description of Securities of the Registrant	10-K	4.2	03-20-2025
10.1	Second Amended and Restated Credit Agreement, dated as of August 20, 2024, by and among, Flowco MasterCo LLC, Flowco Productions LLC, Estis Intermediate Holdings, LLC, Flogistix Intermediate Holdings, LLC, as borrowers, the Loan Parties named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent, and the Joint Bookrunner and Joint Lead Arrangers named therein	S-1	10.6	01-13-2025
10.2	First Amendment to Second Amended and Restated Credit Agreement, dated as of November 27, 2024	S-1	10.15	01-13-2025
10.3	Master Reorganization Agreement, dated January 15, 2025, by and among the by and among the Company, Flowco MergeCo LLC, GEC Estis Holding LLC, Flowco Production Solutions, L.L.C., Flogistix Holdings LLC, each Blocker Merger Sub, each Blocker Entity and each Blocker Entity Shareholder.	8-K	10.1	01-21-2025
10.4	Tax Receivable Agreement, dated January 17, 2025, by and among the Company, Flowco MergeCo LLC and each of the undersigned parties identified therein	8-K	10.2	01-21-2025

10.5	Registration Rights Agreement, dated January 17, 2025, by and among Flowco Holdings Inc. and each other person identified on the schedule of investors attached thereto	8-K	10.3	01-21-2025
10.6	Amendment No. 1 to Registration Rights Agreement, dated July 23, 2025, by and among Flowco Holdings Inc. and the GEC Holders and White Deer Holders party thereto	10-Q	10.2	08-05-2025
10.7	Second Amended and Restated Limited Liability Company Agreement of Flowco MergeCo LLC, dated January 17, 2025	8-K	10.4	01-21-2025
10.8	Stockholders Agreement, dated January 17, 2025, by and among Flowco Holdings Inc. and the persons and entities listed on the schedules attached thereto	8-K	10.5	01-21-2025
10.9#	Executive Employment Agreement by and between Joe Bob Edwards and Flowco MasterCo LLC, dated as of November 1, 2024.	S-1	10.9	01-13-2025
10.10#	Executive Employment Agreement by and between Jonathan W. Byers and Flowco MasterCo LLC, dated as of October 14, 2024.	S-1	10.10	01-13-2025
10.11#	Executive Employment Agreement by and between Chad Roberts and Flowco MasterCo LLC, dated as of October 29, 2024.	S-1	10.11	01-13-2025
10.12#	Executive Employment Agreement by and between Mims Talton and Flowco MasterCo LLC, dated as of October 29, 2024.	S-1	10.12	01-13-2025
10.13#	Executive Employment Agreement by and between John Gatlin and Flowco MasterCo LLC, dated as of November 26, 2024.	S-1	10.13	01-13-2025
10.14#	Executive Employment Agreement by and between Joel Lambert and Flowco MasterCo LLC, dated as of December 6, 2024	S-1	10.16	01-13-2025
10.15#	Flowco Holdings Inc. 2025 Equity and Incentive Plan	S-8	10.1	01-17-2025
10.16#	Form of Restricted Stock Unit Award Agreement (Employee)	S-1	10.8	01-13-2025
10.17#	Form of Restricted Stock Unit Award Agreement (Non-Employee Director)	S-1	10.14	01-13-2025
10.18	Form of Indemnification Agreement	S-1	10.5	01-13-2025
10.19	Omnibus Agreement, dated as of March 17, 2025, by and among Flowco Holdings Inc., Flowco MergeCo LLC, and the other parties thereto	10-K	10.18	03-20-2025
19.1	Insider Trading Policy	10-K	19.1	03-20-2025
21.1*	List of Subsidiaries of Flowco Holdings Inc.
23.1*	Consent of Independent Registered Public Accounting Firm, as to Flowco Holdings Inc.
24.1*	Power of Attorney (included on the signatures page of this Annual Report on Form 10-K)
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer
97.1*	Policy on Recoupment of Incentive Compensation	10-K	97.1	03-20-2025

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

Flowco Holdings Inc.

Date: February 26, 2026	By: /s/ Joseph R. Edwards
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

Name	Title	Date

/s/ Joseph R. Edwards	Chief Executive Officer and President; Director (Principal Executive Officer)	February 26, 2026
Joseph R. Edwards

/s/ Jonathan W. Byers	Chief Financial Officer (Principal Financial Officer)	February 26, 2026
Jonathan W. Byers

/s/ Robert Y. Brown IV	Controller (Principal Accounting Officer)	February 26, 2026
Robert Y. Brown IV

/s/ Alexander Chmelev	Director	February 26, 2026
Alexander Chmelev

/s/ Jonathan B. Fairbanks	Director	February 26, 2026
Jonathan B. Fairbanks

/s/ Ben A. Guill	Director	February 26, 2026
Ben A. Guill

/s/ Paul W. Hobby	Director	February 26, 2026
Paul W. Hobby

/s/ Cynthia L. Walker	Director	February 26, 2026
Cynthia L. Walker

/s/ William H. White	Director	February 26, 2026
William H. White