Form 10-Q
period 2026-03-31
Flowco Holdings Inc.
filed 2026-05-06
CIK 2035149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the number of shares of the registrant’s Class A common stock outstanding was approximately 41,824,162, and the number of shares of the registrant’s Class B common stock outstanding was approximately 48,521,254.

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
•
“Estis Member” means GEC Estis Holdings, LLC, as an Original Equity Owner.
•
“Flogistix” means Flogistix, LP, a Texas limited partnership.
•
“Flogistix Intermediate” means Flogistix Intermediate Holdings, LLC, a Delaware limited liability company.
•
“Flogistix Member” means Flogistix Holdings, LLC, as an Original Equity Owner.
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
•
“Flowco Productions” means Flowco Productions LLC, a Delaware limited liability company.
•
“FPS” or the “FPS Member” means Flowco Production Solutions, L.L.C., as an Original Equity Owner.
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
•
“Tax Receivable Agreement” refers to the Tax Receivable Agreement entered into by and among Flowco Holdings, Flowco LLC and the Continuing Equity Owners in connection with the IPO, pursuant to which, among other things, Flowco Holdings is required to pay to each Continuing Equity Owner 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of the tax benefits provided by Basis Adjustments, Section 704(c) Allocations, and certain other tax benefits (such as interest deductions) covered by the Tax Receivable.
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
“White Deer” means White Deer Management LLC, a Delaware limited liability company.
•
“White Deer Affiliates” means White Deer and its affiliates.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are neither historical facts nor assurances of future performance and may include words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “goal”, “intend”, “likely”, “may”, “plan”, “project”, “strategy” and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part 1, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”).

About this Quarterly Report

Flowco MergeCo LLC. (“Flowco LLC”), including its predecessor and subsidiaries, is the accounting predecessor of Flowco Holdings Inc. (“Flowco Holdings”) for financial reporting purposes. Flowco Holdings was formed to serve as the issuer in the IPO, which was consummated on January 15, 2025. Concurrent with the completion of the IPO, Flowco Holdings became the new parent holding company of Flowco LLC and its subsidiaries. As a result, the unaudited condensed consolidated financial statements of the combined entity represents a continuation of the financial position and results of operations of Flowco LLC and is fully consolidated under Flowco Holdings.

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
•
Flowco LLC used the net proceeds from the sale of LLC Interests to Flowco Holdings (i) to redeem approximately $20.9 million of Flowco LLC interests from certain non-affiliate holders and (ii) with respect to the remainder, repay indebtedness under our Credit Agreement as described under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources; and
•
Flowco Holdings entered into (i) the Stockholder Agreement with GEC, White Deer and certain of their affiliates; (ii) the Registration Rights Agreement with the Continuing Equity Owners and Blocker Shareholders; and (iii) the Tax Receivable Agreement with Flowco LLC and each of the TRA Participants (as defined below). Following the IPO, it was determined that certain allocations of Class A common stock, and of a corresponding number of Class B common stock and LLC Interests, in connection with certain reorganization transactions were made in error. Flowco Holdings, Flowco LLC and the applicable members of Flowco LLC entered into an Omnibus Agreement to correct such errors through (i) a rescission of 1,057,629 LLC Interests and corresponding number of shares of Class B common stock previously issued to a White Deer Affiliate and (ii) the issuance of 1,057,629 LLC Interests to Flowco Holdings, and the issuance of 1,057,629 shares of Class A common stock to White Deer Affiliates. The outstanding shares and LLC Interests described herein give effect to the corrections set forth in the Omnibus Agreement.

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

As of March 31, 2026, we own 46.3% of economic interests in Flowco LLC.

Up-C Structure and Tax Receivable Agreements

Our post-IPO and current corporate structure is commonly referred to as an umbrella partnership-C corporation (“Up-C”) structure, which is often used by partnerships and limited liability companies when they undertake an initial public offering of their business. The Up-C structure allows the Tax Receivable Agreement Participants (“TRA Participants”) to retain their equity ownership in Flowco LLC and to continue to realize tax benefits associated with owning interests in an equity that is treated as a partnership, or “flow-through” entity, for U.S. federal income tax purposes. Investors in and after the IPO, by contrast, continued to hold their equity ownership in our Company, a Delaware Corporation that is a domestic corporation for U.S. federal income tax purposes, in the form of shares of Class A common stock. One of the tax benefits to the TRA Participants associated with this structure is that future taxable income of Flowco LLC that is allocated to the TRA Participants will be taxed on a flow-through basis and, therefore, will not be subject to corporate taxes at the entity level. The Up-C structure also provides the TRA Participants with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded. The TRA Participants and Flowco Holdings also expect to benefit from the Up-C structure as a result of certain cash tax savings arising from redemptions or exchanges of the TRA Participants’ LLC Interests for Class A common stock or cash, and certain other tax benefits covered by the Tax Receivable Agreement discussed under Part I, Item 1A. Risk Factors – Risk Factors Related to our Organizational Structure in our Annual Report.

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

Flowco Holdings Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	As of
	March 31, 2026	December 31, 2025
	(in thousands except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$17,337	$4,522
Accounts receivable, net of allowances for credit losses of $1,284 and $1,079, respectively (Note 9)	146,068	100,465
Inventory	185,972	149,590
Prepaid expenses and other current assets	6,248	5,615
Total current assets	355,625	260,192
Property, plant and equipment, net	853,862	797,534
Operating lease right-of-use assets	16,871	17,556
Finance lease right-of-use assets	25,098	25,861
Intangible assets, net (Note 8)	315,992	273,437
Goodwill (Note 8)	305,248	249,692
Deferred tax asset, net	20,046	16,692
Other assets	5,092	5,387
Total assets	$1,897,834	$1,646,351

Liabilities, redeemable non-controlling interests and stockholders' equity
Current liabilities:
Accounts payable	$45,221	$22,827
Accrued expenses	31,658	26,909
Current portion of operating lease obligations	8,354	8,004
Current portion of finance lease obligations	13,010	12,895
Deferred revenue	16,732	7,376
Total current liabilities	114,975	78,011
Long-term liabilities:
Long-term debt, net	327,991	167,819
Tax receivable agreement liability	92,437	21,952
Operating lease obligations, net of current portion	8,733	9,783
Finance lease obligations, net of current portion	9,851	10,862
Total long-term liabilities	439,012	210,416
Total liabilities	553,987	288,427
Commitments and contingencies (Note 16)
Redeemable non-controlling interests	1,007,625	1,129,298
Stockholders' equity:
Class A common stock, $0.0001 par value – 300,000,000 shares authorized; 41,816,350 shares issued and outstanding as of March 31, 2026; 300,000,000 shares authorized; 25,721,620 shares issued and outstanding as of December 31, 2025.	4	3
Class B common stock, $0.0001 par value – 150,000,000 shares authorized; 48,521,254 shares issued and outstanding as of March 31, 2026; 150,000,000 shares authorized; 64,823,042 shares issued and outstanding as of December 31, 2025.	5	6
Additional paid-in capital	336,213	69,279
Retained earnings	—	159,338
Total stockholders' equity to Flowco Holdings Inc.	336,222	228,626
Total liabilities, redeemable non-controlling interests and stockholders' equity	$1,897,834	$1,646,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flowco Holdings Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2026	2025
	(in thousands except share and per share amounts)
Revenues:
Rentals	$121,873	$97,296
Sales	87,657	95,054
Total revenues	209,530	192,350
Operating expenses:
Cost of rentals (exclusive of depreciation and amortization disclosed separately below)	32,552	26,851
Cost of sales (exclusive of depreciation and amortization disclosed separately below)	62,404	65,566
Selling, general and administrative expenses	36,476	30,534
Depreciation and amortization	41,495	34,119
(Gain) loss on sale of equipment	310	(45)
Income from operations	36,293	35,325
Other expenses:
Interest expense, net	(4,348)	(5,365)
Other expenses, net	(461)	(267)
Total other expenses	(4,809)	(5,632)
Income before provision for income taxes	31,484	29,693
Income tax provision	(4,030)	(2,648)
Net income	27,454	27,045
Net income attributable to redeemable non-controlling interests	20,012	20,873
Net income attributable to Flowco Holdings Inc.	$7,442	$6,172

Earnings per share:
Basic	$0.24	$0.24
Diluted	$0.23	$0.24
Weighted average shares outstanding:
Basic	31,620,520	25,721,620
Diluted	32,719,382	26,187,264

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flowco Holdings Inc.

Condensed Consolidated Statements of Redeemable Non-Controlling Interests and Stockholders' Equity

(unaudited)

		Flowco LLC Members' Equity (prior to the Transactions) - Note 1					Flowco Holdings Stockholders' Equity
(in thousands, except number of units)	Redeemable Non- Controlling	Common Units		Class A Units		Members'	Class A Common Stock		Class B Common Stock		Additional Paid- In	Retained	Total Stockholders'
	Interests	Units	Amount	Units	Amount	Equity	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2025	$1,129,298	—	$—	—	$—	$—	29,091,960	$3	60,562,983	$6	$69,279	$159,338	$228,626
Net income	20,012	—	—	—	—	—	—	—	—	—	—	7,442	7,442
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	25	—	25
Distributions to Members	—	—	—	—	—	—	—	—	—	—	—	(14,842)	(14,842)
Issuance of common stock, net	—	—	—	—	—	—	—	—	—	—	(69)	—	(69)
Stock-based compensation	—	—	—	—	—	—	7,812	—	—	—	3,086	—	3,086
Dividends declared ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	—	(2,480)	(2,480)
Class A common stock issued in exchange of Class B common stock	(267,207)	—	—	—	—	—	12,041,729	1	(12,041,729)	(1)	267,207	—	267,207
Activity in deferred tax and TRA liability from Class A common stock issued in exchange of Class B common stock	—	—	—	—	—	—	—	—	—	—	(43,390)	—	(43,390)
Valiant acquisition consideration	—	—	—	—	—	—	1,454,849	—	—	—	32,821	—	32,821
Retirement of Class A common stock	—	—	—	—	—	—	(780,000)	—	—	—	(16,682)	—	(16,682)
Subsequent measurement of redeemable non-controlling interests	125,522	—	—	—	—	—	—	—	—	—	23,936	(149,458)	(125,522)
Balance as of March 31, 2026	$1,007,625	—	$—	—	$—	$—	41,816,350	$4	48,521,254	$5	$336,213	$—	$336,222

Balance as of December 31, 2024	$—	—	$—	10,000,000	$—	$839,107	—	$—	—	$—	$—	$—	$—
Net loss prior to the Transactions and IPO	—	—	—	—	—	(548)	—	—	—	—	—	—	—
Reorganization transactions	838,559	—	—	(10,000,000)	—	(838,559)	—	—	65,748,380	6	—	—	6
Equity-based compensation and crystalization of legacy equity plans	3,588	—	—	—	—	—	—	—	—	—	—	—	—
IPO and the Transactions	71,129	—	—	—	—	—	25,721,620	3	(925,338)	—	363,382	—	363,385
Increase in deferred tax asset from IPO and the Transactions, net of amounts payable under Tax Receivable Agreement	—	—	—	—	—	—	—	—	—	—	(52)	—	(52)
Net income subsequent to the Transactions and IPO	21,421	—	—	—	—	—	—	—	—	—	—	6,172	6,172
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,374	—	1,374
Subsequent measurement of redeemable non-controlling interests	740,979	—	—	—	—	—	—	—	—	—	(364,704)	(376,275)	(740,979)
Balance as of March 31, 2025	$1,675,676	—	$—	—	—	$—	25,721,620	$3	64,823,042	$6	$—	$(370,103)	$(370,094)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flowco Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cash flows from operating activities
Net income	$27,454	$27,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,495	34,119
Provision for inventory obsolescence	404	603
Amortization of operating right-of-use assets	2,542	2,052
Amortization of deferred financing costs	338	335
(Gain) loss on sale of equipment	310	(45)
Gain on lease termination	(19)	(190)
Stock-based compensation	3,086	4,962
Provision for deferred income taxes	4,030	2,648
Allowance for credit losses	373	407
Changes in operating assets and liabilities:
Accounts receivable	(15,385)	(14,355)
Inventory	(1,302)	(6,380)
Prepaid expenses and other current assets	654	461
Other assets and liabilities	(43)	—
Accounts payable - trade	15,948	401
Accrued expenses	(3,897)	(6,943)
Deferred revenue	5,021	(426)
Operating lease liabilities	(2,804)	(1,848)
Finance lease liabilities	503	(297)
Net cash provided by operating activities	78,708	42,549
Cash flows from investing activities
Net cash paid in Valiant acquisition	(161,764)	—
Additions to property, plant and equipment	(26,385)	(27,850)
Proceeds from sale of property, plant and equipment	4	206
Payment for capitalized patent costs	(133)	(19)
Net cash used in investing activities	(188,278)	(27,663)
Cash flows from financing activities
Issuance of Class A common stock in IPO, net of underwriting discount	—	461,803
Payment of offering costs	—	(2,034)
Repurchase of Class A common stock	(16,516)	—
Payments on long-term debt	(308,962)	(579,864)
Proceeds from long-term debt	469,134	124,962
Payments on finance lease obligations	(4,055)	(2,829)
Proceeds on finance lease terminations	—	37
Purchase of LLC Interests from Continuing Equity Owners	—	(20,876)
Payment of debt issuance costs	—	(13)
Payment of dividend equivalent units	(2)	—
Distributions to members of Flowco LLC	(14,842)	—
Dividends paid to Flowco Holdings Inc. shareholders	(2,372)	—
Net cash provided by (used in) financing activities	122,385	(18,814)
Net increase (decrease) in cash and cash equivalents	12,815	(3,928)
Cash and cash equivalents
Beginning of period	4,522	4,615
End of period	$17,337	$687

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

The Company is a leading provider of production optimization, artificial lift and emissions management and monetization solutions for the oil and natural gas industry. The Company's products and services include a full range of equipment and technology solutions that enable real-time remote monitoring and control to maximize efficiencies of its products and services. The Company generates revenues throughout the long producing lives of oil and gas wells. The Company's core technologies include high pressure gas lift (“HPGL”), electric submersible pump (“ESP”), conventional gas lift, plunger lift and vapor recovery unit (“VRU”) solutions. As of March 31, 2026, the Company operates a fleet of over 5,400 active systems.

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

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

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

As of March 31, 2026, the Company owns 46.3% of economic interests in Flowco LLC.

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

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

during the previous three-year period; or (iv) the date on which the Company is deemed to be a “large accelerated filer,” which means the market value of the Company’s Class A common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of the most recently completed second fiscal quarter (following twelve months from the IPO).

Basis of Presentation

The unaudited condensed consolidated financial statements accompanying these notes include the financial statements of the Company, all entities that are wholly owned by the Company and all entities in which the Company has a controlling financial interest. All intercompany transactions and balances have been eliminated in the consolidation process. The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.

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

The redeemable non-controlling interests in the condensed consolidated statements of income for the three months ended March 31, 2026, represent the portion of earnings attributable to the economic interest in Flowco LLC held by the Continuing Equity Owners. The redeemable non-controlling interests in the condensed consolidated balance sheets as of March 31, 2026, represents the portion of the net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of March 31, 2026, the combined economic interest of redeemable non-controlling interests was 53.7%.

Note 2 - Summary of Significant Accounting Policies

Our accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”).

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Items subject to estimates and assumptions include revenue recognition, allowance for credit losses, inventory reserve, impairment of goodwill, intangible assets and long-lived assets, stock-based compensation, useful lives of property, plant and equipment and intangible assets, estimation of contingencies, the incremental borrowing rate applied in lease accounting, the fair value of equity awards, tax valuation allowance and probability of making payments under the TRA (as defined in Note 11 – Income Taxes and Tax Receivable Agreement), among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the result of which forms the basis for making judgments about the carrying values of assets and liabilities, and measurement of revenues and expenses. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s condensed consolidated financial statements will be affected.

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

As of March 31, 2026, and December 31, 2025, the Company’s financial instruments primarily consisted of cash and cash equivalents, trade accounts receivable, trade accounts payable, and long-term debt. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short-term maturities. Our five-year senior secured revolving credit facility (the “Revolving Credit Facility”) applies floating interest rates to amounts drawn under the facility; therefore, the carrying amount of our Revolving Credit Facility also approximates its fair value.

Recurring Fair Value Measurements

The Company did not have any assets or liabilities that were measured at fair value on a recurring basis as of March 31, 2026.

Non-Recurring Fair Value Measurements

The Company’s nonrecurring fair value measurements as of March 31, 2026 primarily relate to assets acquired and liabilities assumed in the Valiant transaction. These assets and liabilities were recorded at their estimated fair values as of their acquisition date. For more information, see Note 3 – Business Combination and Asset Acquisition.

Property, Plant and Equipment, Net

Property, plant and equipment, net are stated at cost, net of accumulated depreciation. Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets or groups of assets, using the straight-line method. Any property, plant and equipment acquired in connection with a business combination will be recorded

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

at its fair value as of the acquisition date and depreciated over its remaining economic useful life using the straight-line method.

Expenditures for additions, major renewals, and betterments are capitalized, and expenditures for maintenance and repairs are charged to earnings as incurred. The estimated useful lives of major asset categories, which have been updated to incorporate the assets acquired from the Valiant Acquisition (described within Note 3 – Business Combination and Asset Acquisition) are as follows:

Buildings	40 years
Compressor and related equipment	10-15 years
Machinery and equipment	1-15 years
Furniture, fixtures and office equipment	3-7 years
Software	3-5 years
Vehicles	5 years
Land	Unlimited
Leasehold improvements	Lesser of useful life or lease term

When assets are retired or otherwise disposed of, the cost and the applicable accumulated depreciation is removed from the respective accounts and the resulting gain or loss is reflected in earnings.

Intangible Assets Other Than Goodwill

Intangible assets that have finite useful lives are measured at cost less accumulated amortization and impairment losses, if any. Subsequent expenditures for intangible assets are capitalized only when they increase the future economic benefits embodied in the specific asset to which they relate. Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of intangible assets. The Company's intangible assets, which have been updated to incorporate the assets acquired from the Valiant Acquisition (described within Note 3 – Business Combination and Asset Acquisition), are amortized using the straight-line method over their respective estimated useful lives below:

Trade Names	10 years
Customer Relationships	3-14 years
Customer Contracts	10 years
Non-compete agreement	3 years
Patent	20 years
Developed Technology	10-20 years

New Accounting Pronouncements to be Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregated of Income Statement Expenses. ASU 2024-03 requires companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company is still considering the impact of ASU 2024-03 on its consolidated financial statements.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. ASU 2025-03 provides

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

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

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 aims to better align current software development processes when considering capitalization of internal-use software costs. ASU 2025-06 is effective for public business entities for fiscal years beginning after December 15, 2027 and interim periods within those annual periods. The Company is currently evaluating the impact on its consolidated financial statements.

The Company considers the applicability and impact of all ASUs. ASUs not listed above were evaluated and determined to either be not applicable, already adopted and disclosed or not material upon adoption.

Note 3 – Business Combination and Asset Acquisition

Valiant Business Combination

On March 2, 2026, the Company closed on the acquisition of all of the issued and outstanding equity interests of Riverstone Oilfield Services and Equipment, Inc., a Delaware corporation (the “Acquired Company”), from Riverway Group, a Cayman Islands exempted company with limited liability (the “Seller”) pursuant to the Stock Purchase Agreement dated as of February 1, 2026 (the “Purchase Agreement”) by and between the Company and the Seller. The Acquired Company is the parent company of its wholly owned subsidiary, Valiant Artificial Lift Solutions, LLC (“Valiant”).

Valiant was one of the largest private, pure-play providers of ESP systems in the U.S., providing linear ESP systems, surface fluid transfer systems, and well surveillance solutions to operator primarily in the Permian Basin. Strategically, this transaction (the “Valiant Acquisition”) is expected to afford the Company with opportunities to realize significant synergies with its existing product and service offerings. The Valiant Acquisition is expected to enhance the Company’s ability to support customers earlier in the well’s production lifecycle and maintain ongoing involvement as operating conditions evolve, creating additional operational opportunities throughout the life of the well. The Company also expects to leverage its expanded footprint and customer relationships to cross-sell these complementary technologies across its combined customer base, supporting continued growth in the Permian Basin and other U.S. basins.

In connection with the consummation of the Valiant Acquisition, the Company paid aggregate consideration, of approximately $315.9 million, consisting of (i) $283.1 million of cash, of which $121.3 million was related to Valiant’s cash on hand, subject to adjustment in accordance with the Purchase Agreement, and (ii) 1,454,849 shares of Class A common stock of the Company (“Common Stock,” and such shares issuable, the “Stock Consideration”). The Company funded the cash consideration through available capacity under its Revolving Credit Facility (described further herein in Note 10 - Long-Term Debt). Upon the consummation of the Valiant Acquisition, both the Acquired Company and Valiant became wholly owned subsidiaries of the Company.

The Company accounted for the Valiant Acquisition as a business combination pursuant to Accounting Standards Codification 805 (“ASC 805”), which requires, among other things, that identifiable assets acquired and liabilities assumed be recognized at their acquisition date fair value. Any excess of consideration transferred over the estimated fair value of assets acquired, net of liabilities assumed, is recorded as goodwill. Determining the fair value of acquired assets and liabilities assumed requires management to make estimates, assumptions and judgments, and in some cases, management may also utilize third-party specialists to assist and advise on those estimates.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

The allocation of the purchase price included in the current period balance sheet is based on the best estimate of management and is preliminary and subject to change. We will continue to obtain information to assist in determining the fair value of net assets acquired during the measurement period. The final valuation will be completed as the Company obtains the information necessary to complete the analysis, but no later than one year from the acquisition date.

The following table presents the preliminary purchase price allocation of the acquisition date fair value of the major classes of the assets acquired and liabilities assumed as of March 2, 2026 (in thousands):

As of March 2, 2026
Assets acquired:
Cash and cash equivalents	$121,312
Accounts receivable, net	30,590
Inventories	35,484
Other current assets	1,287
Property, plant and equipment	59,699
Operating lease right-of-use assets	617
Finance lease right-of-use assets	384
Intangible assets	51,000
Total assets acquired	300,373
Liabilities assumed:
Accounts payable	6,446
Accrued expenses	6,061
Deferred revenue	4,336
Operating lease obligations	617
Finance lease obligations	384
Deferred tax liability	22,188
Total liabilities assumed	40,032
Total identifiable net assets	260,341
Goodwill	55,556
Total purchase price	$315,897

The fair value of the assets acquired and liabilities assumed are categorized in the following levels:

•
Level 1 – Cash and cash equivalents, based on observable inputs such as quoted prices in active markets at the measurement date for identical assets or liabilities
•
Level 2 – Receivables, inventory, other current assets, right of use assets, accounts payable, accrued expenses, deferred revenue, lease obligations and deferred tax liability; based on inputs that are observable such as quoted prices in markets that are not active (e.g. quoted pricing on vendor invoices), or inputs which are observable, for substantially the full term of the asset or liability.
•
Level 3 – Intangibles, property, plant and equipment; based on unobservable inputs for which there is little or no market data and which assumption are made about how market participants would price the assets or liabilities. The Company used a combination of the income, cost and market participant approaches based on various assumptions and inputs.

Property, plant and equipment acquired consists primarily of (i) leased fleet assets such as cable, pumps, transformers, variable speed drives and (ii) machinery equipment and manufacturing fixtures. These assets will be depreciated on a straight-line basis over the estimated useful lives of the assets.

Preliminary value of identifiable intangible assets relates to contract-based customer relationship, trade name and non-compete agreement with certain executives of Valiant and will be amortized over the period of expected benefit for

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

each respective asset. Identifiable intangible assets and their amortization periods are estimated as follows (in thousands):

	Cost Basis	Useful Life (years)
Non-compete agreement	$4,700	3
Trade name	11,100	10
Customer relationships	25,000	8
Customer contract	10,200	10
	$51,000

The preliminary allocation of purchase price above includes approximately $55.6 million allocated to nondeductible goodwill and is supported by the strategic benefits (discussed above) to be generated from the Valiant Acquisition. For discussion pertaining to goodwill assignment by segment resulting from the Valiant Acquisition, see Note 8 – Goodwill and Intangible Assets, Net.

The following table sets forth the acquisition consideration for the Valiant Acquisition as of March 2, 2026 (in thousands):

As of March 2, 2026
Cash consideration, excluding Valiant's cash on hand	$170,000
Cash consideration for Valiant's cash on hand	113,076
Equity consideration	32,821
Total purchase price	$315,897

Net Sales and net income of Valiant included in the accompanying condensed consolidated statements of operations for the period from March 2, 2026 to March 31, 2026 were $11.0 million and $2.5 million, respectively. The following table sets forth the unaudited supplemental pro forma financial information for the three months ended March 31, 2026 and 2025, as if the Company had completed the Valiant Acquisition on January 1, 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Pro forma revenue	$230,456	$219,442
Pro forma net income	$32,669	$33,700

Archrock Asset Acquisition

On July 1, 2025, the Company entered into an asset purchase agreement with Archrock, Inc. (“Archrock”), pursuant to which the Company would acquire certain HPGL and VRU systems, related intangible assets, and a small amount of inventory, for cash consideration of $71 million. The Company completed this transaction on August 1, 2025 and accounted for this transaction as an asset acquisition under ASC 805, as substantially all of the fair value is concentrated in a group of similar identifiable assets. As such, the Company allocated the total cost of the asset acquisition to the net assets acquired on the basis of their estimated relative fair values on the acquisition date. Transaction costs incurred in connection with this transaction were de minimis.

The purchase price allocation related to the Archrock acquisition is as follows (in thousands):

	Cost Basis	Useful Life (years)
Property, plant and equipment	$68,903	7 – 15
Intangible assets - customer contracts	1,925	3
Inventory	172	N/A
Total consideration transferred	$71,000

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Note 4 – Revenue Recognition

The Company’s revenues are derived from multiple sources. The following are descriptions of its principal revenue generating activities.

Rental Revenue

The company earns rental revenue from leasing production equipment, primarily artificial lift and compression systems, under operating leases in accordance with the authoritative guidance for leases (“ASC 842”). Rental contracts range from month to month up to 48 months, with billing at a fixed monthly rate and payment typically due within 15 to 60 days. Upon lease commencement, the Company evaluates rental agreements to determine classification, but all agreements have been classified as operating leases, keeping the equipment on the balance sheet and depreciating it accordingly. Rental revenue is recognized on a straight-line basis over the lease term. Additionally, the Company has elected a practical expedient to combine lease and non-lease components (such as maintenance services) into a single component, as their timing and pattern of transfer are the same. To protect its assets, the company incorporates risk mitigation measures in rental agreements, including monitoring, maintenance, and customer liability clauses for damage or loss.

Sales Revenue

Sales revenue is recognized in accordance with ASC 606, which follows a five-step model to determine when and how revenue is recorded. Typically, contracts involve a single performance obligation, and revenue is recognized at a point in time when control of the product transfers to the customer. Sales revenue is measured as the fixed consideration expected from the customer, with payments generally collected within 15 to 70 days. Since the time between the sale and payment does not exceed a year, the Company does not include a financing component in its contracts. Additionally, there are no material costs associated with obtaining contracts, no right of return, and no significant post-delivery obligations.

The Company’s sales revenue primarily comes from three categories: (i) equipment and compressors, (ii) oil & gas products and parts, and (iii) maintenance and repair services:

•
For equipment and compressors, revenue is recognized when fabrication is complete, the product is segregated, and the customer has been notified that it is ready for pickup. At this point, the Company invoices the customer, and ownership risks and rewards transfer to the customer per the contract terms. The customer is responsible for arranging transportation, and while awaiting pickup (typically within 2 to 14 days), the equipment remains in the Company’s possession but is designated for the specific customer. The Company does not have the right to direct the product elsewhere.
•
For oil and gas products and parts, the Company has a single performance obligation – the manufacture and sale of the contracted goods. Revenue is recognized upon the transfer of control which occurs at a point in time upon delivery. The transaction price is based on the standalone sales price of each good, and payments are typically collected within 15 to 70 days. Shipping and handling are treated as fulfillment activities and recognized as costs of sales. Any sales taxes collected are excluded from revenue.
•
For maintenance and repair services, the Company provides services for gas lift systems, plunger lift systems, downhole fluid recovery, and related activities. Revenue is recognized at a point in time upon completion of the service, which typically takes one to three days from commencement. The transaction price corresponds to the standalone price of the completed service, with payments generally collected within 30 to 45 days. Similar to product sales, taxes collected from customers are excluded from reported revenues.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Disaggregation of Revenues

The following table presents our third-party revenue from contracts with customers by reportable segment (see Note 17 – Segment Information) and disaggregated by major product and service lines, timing of revenue recognition, and geographical markets for the three months ended March 31, 2026 (in thousands):

	Three Months Ended March 31, 2026
Segments	Production Solutions	Natural Gas Technologies	Other and Eliminations	Total
Major Product/Service Lines
Surface Equipment (1)	$70,027	$—	$—	$70,027
Downhole Components	70,136	—	—	70,136
Vapor Recovery (1)	—	62,111	(43)	62,068
Natural Gas Systems	—	18,519	(11,220)	7,299
Total	$140,163	$80,630	$(11,263)	$209,530
Timing of Revenue Recognition
Goods and services transferred at a point in time	$65,446	$33,474	$(11,263)	$87,657
Services transferred over time	74,717	47,156	—	121,873
Total	$140,163	$80,630	$(11,263)	$209,530
Geographical Markets
United States	$138,341	$80,325	$(11,263)	$207,403
International	1,822	305	—	2,127
Total	$140,163	$80,630	$(11,263)	$209,530

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

The following table presents our third-party revenue from contracts with customers by reportable segment (see Note 17 – Segment Information) and disaggregated by major product and service lines, timing of revenue recognition, and geographical markets for the three months ended March 31, 2025 (in thousands):

	Three Months Ended March 31, 2025
Segments	Production Solutions	Natural Gas Technologies	Other and Eliminations	Total
Major Product/Service Lines
Surface Equipment (1)	$54,598	$—	$—	$54,598
Downhole Components	61,394	—	—	61,394
Vapor Recovery (1)	—	56,616	(45)	56,571
Natural Gas Systems	—	28,881	(9,094)	19,787
Total	$115,992	$85,497	$(9,139)	$192,350
Timing of Revenue Recognition
Goods and services transferred at a point in time	$61,394	$42,799	$(9,139)	$95,054
Services transferred over time	54,598	42,698	—	97,296
Total	$115,992	$85,497	$(9,139)	$192,350
Geographical Markets
United States	$113,458	$85,298	$(9,139)	$189,617
International	2,534	199	—	2,733
Total	$115,992	$85,497	$(9,139)	$192,350

___________________________

(1) All of revenue for these service lines are recognized in accordance with ASC 842 as described within the Revenue Recognition section above.

Deferred Revenue

As of March 31, 2026, the Company had a deferred revenue balance of $16.7 million compared to the December 31, 2025 balance of $7.4 million. Deferred revenue represents our obligation to transfer products to or perform services for a customer for which we have received cash or billed in advance. The revenue that has been deferred will be recognized upon product delivery or as services are performed. As of March 31, 2026, the Company did not have any

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied.

Note 5 – Inventory

Inventory consists of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Components, parts and materials	$93,540	$86,503
Finished goods	81,719	50,944
Work in progress	16,813	17,801
Inventory	192,072	155,248
Less: inventory allowance	(6,100)	(5,658)
Inventory, net	$185,972	$149,590

Note 6 – Property, Plant and Equipment

Property, plant and equipment consist of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Land	$1,822	$1,822
Buildings	3,293	3,257
Furniture and fixtures	6,363	5,983
Software	7,719	7,719
Machinery and equipment	1,132,072	1,049,872
Vehicles	6,194	6,192
Leasehold improvements	10,910	10,509
Construction in progress	5,875	3,175
Property, plant and equipment	1,174,248	1,088,529
Less: accumulated depreciation	(320,386)	(290,995)
Property, plant and equipment, net	$853,862	$797,534

The Company’s rental fleet included in machinery and equipment was $1.0 billion (approximately $730.3 million, net of accumulated depreciation) as of March 31, 2026 and $1.0 billion (approximately $735.4 million, net of accumulated depreciation) as of December 31, 2025.

Depreciation expenses for the three months ended March 31, 2026 and 2025 were approximately $29.4 million and $23.4 million, respectively.

The Company reviews long-lived tangible assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and changes may include significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in our business strategy, among others. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to estimated future undiscounted net cash flows expected to be generated by the asset. Impairment losses are recognized in the period in which the impairment occurs and represent the excess of the asset carrying value over its fair value

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

estimated using future discounted net cash flows. No impairment was recorded for the three months ended March 31, 2026 and 2025.

Note 7 – Leases

Amounts Recognized in the Condensed Consolidated Balance Sheets

The condensed consolidated balance sheets consist of the following amounts relating to operating and finance leases (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Operating right-of-use assets
Real property	$16,871	$17,556
	$16,871	$17,556
Operating lease liabilities
Current	$8,354	$8,004
Non-current	8,733	9,783
	$17,087	$17,787

	As of March 31,	As of December 31,
	2026	2025
Finance right-of-use assets
Vehicles	$25,098	$25,861
	$25,098	$25,861
Finance lease liabilities
Current	$13,010	$12,895
Non-current	9,851	10,862
	$22,861	$23,757

Additions to operating right-of-use assets during the three months ended March 31, 2026 and 2025, were approximately $1.4 million and $0.3 million, respectively. Additions to finance right-of-use assets during the three months ended March 31, 2026 and 2025, were approximately $2.7 million and $3.8 million, respectively. Disposals of the right-of-use assets during the three months ended March 31, 2026 and 2025, were approximately $0.7 million and $2.3 million, respectively.

The weighted average lessee’s incremental borrowing rate applied to the operating and finance lease liabilities on March 31, 2026 was 6.5% and 6.6%, respectively. The weighted average lessee’s incremental borrowing rate applied to the operating and finance lease liabilities on December 31, 2025 was 6.6% and 6.9%, respectively. The weighted average remaining lease term for operating and finance lease on March 31, 2026 was 2.98 years and 2.37 years, respectively. The weighted average remaining lease term for operating and finance lease on December 31, 2025 was 2.80 years and 2.68 years, respectively.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Amounts Recognized in the Condensed Consolidated Statements of Operations

The condensed consolidated statements of operations consist of the following amounts relating to leases (in thousands):

	Three Months Ended March 31,
	2026	2025
Amortization of real property operating right-of-use assets
(included in general and administrative expenses)	$2,542	$2,052
Interest expense (recovery) of vehicles finance right-of-use assets
(included in interest expense)	$383	$1,037
Depreciation of vehicles finance right-of-use assets
(included in depreciation and amortization)	$3,481	$2,154

Variable lease expense	$—	$—
Short-term lease expense	$420	$225

The below table shows the total cash outflows for leases for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating cash flows from operating leases	$2,804	$1,848
Financing cash flows from finance leases	4,055	2,829
Total cash outflows for leases	$6,859	$4,677

The table below reconciles the undiscounted future minimum operating and finance lease payments to the operating and finance lease liabilities recorded on the balance sheet as of March 31, 2026 (in thousands):

	Operating Lease	Finance Lease
Remainder of 2026	$7,082	$11,065
2027	5,768	9,286
2028	2,866	3,255
2029	1,620	434
2030	886	157
Thereafter	631	33
Total future minimum lease payments	18,853	24,230
Less: Amount of lease payments representing interest	(1,766)	(1,369)
Present values of future minimum lease payments	$17,087	$22,861

Lessor Accounting

Rental agreements are for the rental of our compression and ESP systems to customers. Rental revenue for the three months ended March 31, 2026 and 2025, were approximately $121.9 million and $97.3 million, respectively. Revenue related to these rental agreements is reflected as rental revenue in the condensed consolidated statements of operations.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Scheduled future minimum lease payments to be received by the Company as of March 31, 2026 for each of the next five years is as follows (in thousands):

Amount
Remainder of 2026	$154,205
2027	85,497
2028	25,127
2029	2,152
2030	—
Thereafter	—
Total	$266,981

Note 8 – Goodwill and Intangible Assets, Net

Goodwill

The following table summarizes the activity in goodwill balance for periods presented below (in thousands):

	Natural Gas Technologies			Production Solutions			Total
	Goodwill	Accumulated Impairment Losses	Goodwill, net of Accumulated Impairment	Goodwill	Accumulated Impairment Losses	Goodwill, net of Accumulated Impairment	Goodwill, net of Accumulated Impairment
Balance as of December 31, 2024	$66,325	$—	$66,325	$188,739	$(5,372)	$183,367	$249,692
Additions to goodwill	—	—	—	—	—	—	—
Goodwill impairment	—	—	—	—	—	—	—
Balance as of March 31, 2025	$66,325	$—	$66,325	$188,739	$(5,372)	$183,367	$249,692

Balance as of December 31, 2025	$66,325	$—	$66,325	$188,739	$(5,372)	$183,367	$249,692
Additions to goodwill	—	—	—	55,556	—	55,556	55,556
Goodwill impairment	—	—	—	—	—	—	—
Balance as of March 31, 2026	$66,325	$—	$66,325	$244,295	$(5,372)	$238,923	$305,248

As discussed in Note 3 – Business Combination and Asset Acquisition, the Company accounted for the Valiant Acquisition as a business combination pursuant to ASC 805, and recorded excess consideration above the fair value of identifiable assets acquired, net of liabilities assumed, as goodwill in the amount of $55.6 million.

Goodwill is not subject to amortization but is tested for impairment on an annual basis or more frequently if indicators arise. No events or changes in circumstances were present as of March 31, 2026, which indicated the fair value of the Company's reporting unit was below the respective carrying amount. As such, no goodwill impairment expense was recorded during the three months ended March 31, 2026.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Intangible Assets

Intangible assets, net, consist of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026			As of December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$97,350	(18,424)	$78,926	$97,354	$(16,584)	$80,770
Trade name	72,110	(13,564)	58,546	61,010	(11,946)	49,064
Customer relationships	195,264	(33,378)	161,886	170,264	(28,659)	141,605
Non-compete agreement	6,748	(1,098)	5,650	2,048	(796)	1,252
Patent	897	(24)	873	764	(18)	746
Customer contracts	10,200	(89)	10,111	—	—	—
Total	$382,569	$(66,577)	$315,992	$331,440	$(58,003)	$273,437

Amortization expense totaled $8.6 million and $7.9 million for the three months ended March 31, 2026 and 2025, respectively.

The Company reviews finite-lived identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. If such indicators are present, the Company performs a recoverability test by comparing the estimated future undiscounted net cash flows expected to be generated by the asset group to its carrying amount. If the carrying amount of the asset group exceeds the estimated future undiscounted net cash flows, an impairment loss is recognized in the period in which the impairment occurs and represents the excess of the asset carrying value over its estimated fair value. During the three months ended March 31, 2026 and 2025, the Company did not record any impairment associated with its finite-lived identifiable intangible assets.

As of March 31, 2026, the weighted average remaining useful lives for the Company's intangible assets are as follows:

Developed technology	12.6 Years
Trade name	8.1 Years
Customer relationships	8.2 Years
Non-compete agreement	2.5 Years
Patent	18.3 Years
Customer contracts	9.4 Years

Amortization expense is classified in operating expenses on the accompanying consolidated statements of operations. Estimated future amortization expense as of March 31, 2026 for each of the next five years and thereafter is as follows (in thousands):

Remainder of 2026	$29,113
2027	38,704
2028	37,232
2029	34,908
2030	33,646
Thereafter	142,389
$315,992

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Note 9 – Supplemental Information to the Condensed Consolidated Financial Statements

Allowance for Credit Losses

The following table summarizes the change in the accounts receivable allowance for credit losses for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Accounts receivable allowance for credit losses, beginning of period	$1,079	$1,169
Write-offs	314	(319)
Expense	(109)	456
Accounts receivable allowance for credit losses, end of period	$1,284	$1,306

Contract Balances

The following table provides information about accounts receivable and deferred revenues from contracts with customers (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Accounts receivable, net	$146,068	$100,465
Deferred revenue	$16,732	$7,376

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

The following table presents a reconciliation of contract liabilities for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Deferred revenue, beginning of period	$7,376	$8,002
Deposits received	13,433	7,735
Revenue recognized	(4,077)	(8,159)
Deferred revenue, end of period	$16,732	$7,578

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Accrued Liabilities

Accrued liabilities as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Accrued payroll and employee expenses	$20,501	$20,167
Accrued taxes	6,295	1,916
Customer deposits	2,905	480
Accrued interest	272	1,598
Accrued transaction costs	140	—
Other accrued liabilities	1,545	2,748
Total accrued expenses	$31,658	$26,909

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2026	2025
Supplemental disclosures of investing and financing activities
Cash paid for interest	$3,040	$4,274
Cash paid for income taxes	$—	$—
Supplemental schedule of non-cash activities
Lease liabilities arising from obtaining operating right-of-use assets	$1,372	$345
Lease liabilities arising from obtaining financing right-of-use assets	$2,668	$3,803

Note 10 – Long-Term Debt

Long-term debt consists of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Revolving Credit Facility	$327,991	$167,819
Total debt	327,991	167,819
Less: Current maturities	—	—
Total long-term debt, net	$327,991	$167,819

Revolving Credit Facility

On August 20, 2024, Flowco LLC and its subsidiaries (the “Borrowers”) entered into a credit agreement, as amended to date, (the “Credit Agreement”), which provides for a $725 million, five-year senior secured revolving credit facility (the "Revolving Credit Facility"). The Company has the ability to request the issuance of letters of credit under the Revolving Credit Facility in an aggregate amount of up to $20 million. As of March 31, 2026, the Company had $0.5

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

million of outstanding letters of credit. The Company also has the ability to borrow swingline loans under the Revolving Credit Facility in an aggregate principal amount of up to $50 million.

The Revolving Credit Facility matures on August 20, 2029, and can be used for working capital, capital expenditures, and acquisitions.

The borrowing base is determined by eligible accounts receivable, inventory, and equipment values, subject to reserves. Borrowing availability depends on the lesser of the aggregate revolving commitment or borrowing base, minus outstanding loans and letters of credit. Borrowings can be based on either an alternate base rate (ABR) or a term SOFR rate, with interest margins ranging from 0.75% to 2.50%, depending on the total leverage ratio. As of March 31, 2026, the Company had $328.0 million outstanding under the facility at a 3.77% SOFR rate plus a 1.75% margin, for an all-in rate of 5.52%.

The Revolving Credit Facility contains financial covenants with respect to minimum interest coverage ratio and maximum total leverage ratio, as detailed below.

•
The Borrowers will not permit the Interest Coverage Ratio (as defined in the Credit Agreement), as of the end of any calendar quarter commencing with the calendar quarter ending December 31, 2025, to be less than 2.50 to 1.00; and
•
The Borrowers will not permit the Total Leverage Ratio (as defined in the Credit Agreement), as of the end of any calendar quarter commencing with the calendar quarter ending December 31, 2025, to be greater than 3.50 to 1.00.

The Borrowers were in compliance with all covenants as of and for the three months ended March 31, 2026.

The debt issuance costs are being amortized to interest expense over the life of the Revolving Credit Facility. Unamortized debt issuance costs are included in other assets in the accompanying condensed consolidated balance sheets. The Company recorded $4.3 million and $5.4 million interest expense for the three months ended March 31, 2026 and 2025, respectively, related to the Revolving Credit Facility and the Estis Credit Facility, respectively.

The schedule of future maturities of long-term debt as of March 31, 2026, consists of the following (in thousands):

Amount
Remainder of 2026	$—
2027	—
2028	—
2029	327,991
2030	—
Thereafter	—
Total debt	$327,991

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

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

in the Company’s federal or state income tax returns. Consequently, the tax effects of the redeemable non-controlling interests are reflected as a permanent difference in the Company’s effective tax rate reconciliation.

For the three months ended March 31, 2026 and the period from January 16, 2025, to March 31, 2025, the Company recorded income tax provision of $4.0 million and $2.6 million, respectively, which includes $0.4 million of Texas margin tax for both periods. The Company’s effective tax rate was 12.8% and 8.9% for the three months ended March 31, 2026 and the period from January 16, 2025, to March 31, 2025, respectively. As the Company had no business transactions or activities prior to the IPO, no income taxes were incurred for the period from January 1, 2025, to January 15, 2025. Significant reconciling items between this effective rate and the U.S. federal statutory tax rate of 21% are primarily related to the absence of taxes on income allocable to redeemable non-controlling interests and additional valuation allowance recorded during the three months ended March 31, 2026.

Tax Receivable Agreement

In connection with the IPO and the Transactions in January 2025, the Company entered into the Tax Receivable Agreement (“TRA”) with the Continuing Equity Owners that provides for the payment by the Company to such the Continuing Equity Owners of 85% of the benefits, that the Company realizes, or is deemed to realize, as a result of (i) future redemptions funded by the Company or exchanges of Common Units of Flowco LLC for the Company’s Class A common stock, and (ii) the Company’s allocable share of existing tax basis acquired in its IPO and other tax benefits related to entering into the TRA.

The TRA liability is calculated by determining the tax basis subject to the TRA and applying a blended tax rate to the basis differences and calculating the resulting iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other expense, net.

During the three months ended March 31, 2026, the Company acquired an aggregate of 12,041,729 Common Units of Flowco LLC in connection with the redemption of Common Units from the Continuing Equity Owners, which resulted in an increase in the tax basis of the Company’s investment in Flowco LLC, subject to the provisions of the TRA (the “Common Unit Conversions”). As a result of this exchange, during the three months ended March 31, 2026, the Company recognized an increase to its deferred tax assets (net of valuation allowance) in the amount of $6.7 million, and corresponding TRA liabilities of $70.5 million, representing 85% of the tax benefits expected to paid out to the Continuing Equity Owners.

As of March 31, 2026, the total amount due under the TRA was $92.4 million and the Company has yet to make its first TRA payment.

Valiant Acquisition

On March 2, 2026, the Company completed the Valiant Acquisition, see Note 3 – Business Combination and Asset Acquisition. The Company accounted for the Valiant Acquisition as a business combination pursuant to ASC 805, which requires, among other things, that identifiable assets acquired and liabilities assumed be recognized at their acquisition date fair value. Any excess of consideration transferred over the estimated fair value of assets acquired, net of liabilities assumed, is recorded as goodwill. Additionally, the tax basis of the acquired net assets differed from their respective book bases, which is calculated at their acquisition date fair value. Accordingly, certain assets and liabilities retained their historical tax basis, while their fair values were stepped-up for financial reporting purposes in accordance with ASC 805. This resulted in temporary differences, related to identifiable assets and other fair value adjustments recognized in purchase accounting. As a result of these differences, the Company recorded a deferred tax liability of $22.2 million during the three months ended March 31, 2026, reflecting the future tax consequences of the reversal of these differences. This deferred tax liability is offset by a deferred tax asset recognized in connection with

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

the Common Unit Conversions, which gives rise to the future tax benefits expected to be realized by the Company. The deferred tax asset exceeds the deferred tax liability described above and, accordingly, the net impact of these items is presented within deferred tax assets in the accompanying condensed consolidated balance sheets.

Note 12 – Stockholders’ Equity and Redeemable Non-Controlling Interests

Equity Structure Prior to the IPO

Prior to the IPO, members’ equity was inclusive of additional paid-in capital and retained earnings of Flowco LLC. The capital structure of Flowco LLC consisted of only one class of limited partnership interests, Class A units. As of January 15, 2025, Flowco LLC had 10,000,000 Class A units outstanding. There were no Class A units outstanding as of December 31, 2025

Post IPO and Current Equity Structure

The following table summarizes the capitalization and voting rights of the Company’s classes of stock as of March 31, 2026:

	Authorized	Issued & Outstanding	Votes per Share	Economic Rights
Preferred stock	10,000,000	—	N/A	N/A

Common stock:
Class A	300,000,000	41,816,350	1	Yes
Class B	150,000,000	48,521,254	1	No

The Company’s board of directors (“Board of Directors”) is authorized to direct the Company to issue shares of preferred stock in one or more series and its discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through March 31, 2026, no series of preferred stock have been issued.

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

Redemptions of LLC Interests

During the three months ended March 31, 2026, certain Continuing Equity Owners redeemed 12,041,729 of their Common Units of Flowco LLC, along with their corresponding shares of Class B common stock, in exchange for an equal number of shares of Class A common stock. Simultaneously, and in connection with these exchanges and redemptions, the Company canceled the exchanged shares of Class B common stock. As a result, the exchanged and redeemed LLC Interests are now considered to be within the control of the Company for accounting purposes, and the redeemable non-controlling interest associated with these redeemed shares was reclassified from temporary equity to permanent equity in the three months ended March 31, 2026.

As of March 31, 2026, the Company holds a 46.3% economic interest in Flowco LLC through its ownership of 41,816,350 LLC Interests but consolidates Flowco LLC as sole managing member. The remaining 48,521,254 LLC Interests, representing an 53.7% interest, are held by the Continuing Equity Owners.

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

During the three months ended March 31, 2026, the Company repurchased 780,000 shares of Class A common stock under the Repurchase Program at an average price of $21.18 per share for a total cost of $16.5 million inclusive of commissions and fees. Accrued excise taxes from these repurchases were $0.2 million and is included within accrued expenses in the accompanying condensed consolidated balance sheets. As of March 31, 2026, all repurchased shares had been canceled and retired, resulting in a permanent reduction in both the number of shares outstanding and the Company’s total stockholders’ equity.

As of March 31, 2026, the remaining total available authorization under the Repurchase Program was approximately $18.2 million.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

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

The ownership of the LLC Interests as of March 31, 2026, is summarized as follows:

	March 31, 2026		December 31, 2025
	Shares	Ownership %	Shares	Ownership %
Flowco Holdings interest in Flowco LLC	41,816,350	46.3%	29,091,960	32.4%
Continuing Equity Owners' interest in Flowco LLC	48,521,254	53.7%	60,562,983	67.6%
	90,337,604	100.0%	89,654,943	100.0%

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

The following table summarizes total distributions made by Flowco LLC to the Continuing Equity Owners and the Company during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Distributions to continuing equity owners	$14,842	$—
Distributions to the Company	7,332	—
	$22,174	$—

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

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

Earnings per share is presented for the three months ended March 31, 2026 and for the period from after the IPO, January 16, 2025, to March 31, 2025. Prior to the IPO the membership structure consisted of Common Units and Class A Units. Flowco Holdings’ current capital structure is not reflective of the capital structure of Flowco LLC prior to the IPO and the Transactions. Therefore, earnings per share for the three months ended March 31, 2025, has been calculated based solely on the post-IPO period, as earnings per share is not meaningful for the period from January 1, 2025 to January 15, 2025, due to the different capital structure.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income per share of Class A common stock for the periods following the Transactions:

(in thousands, except share and per share data)	Three Months Ended March 31,
	2026	2025
Numerator:
Net income attributable to Flowco Holdings, Basic	$7,442	$6,172
Add: Net income impact from assumed redemption of all LLC Interests to common stock	—	—
Less: Income tax expense on net income attributable to NCI at 22.2%	—	—
Net income attributable to Flowco Holdings, Diluted	$7,442	$6,172

Denominator:
Weighted average shares of common stock outstanding, Basic	31,620,520	25,721,620
Dilutive effects of:
LLC Interests that are exchangeable to common stock	—	—
Unvested RSUs and PRSUs	1,098,862	465,644
Weighted average shares of common stock outstanding, Diluted	32,719,382	26,187,264

Basic earnings per share	$0.24	$0.24
Diluted earnings per share	$0.23	$0.24

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

For the three months ended March 31, 2026 and for the period from January 16, 2025, to March 31, 2025, the impact of LLC Interests assumed to be redeemed in exchange for the issuance of Class A common stock was antidilutive and has been properly excluded from the computation of diluted earnings per share under the if-converted method. The impact of unvested RSUs was dilutive and has been included using the treasury stock method for the three months ended March 31, 2026 and for the period from January 16, 2025, to March 31, 2025.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Note 14 – Stock-Based Compensation

The Company’s 2025 Equity and Incentive Plan (the “Equity Plan”) provides common-stock-based awards to both employees and non-employee directors. The Equity Plan is administered by the Company’s Board of Directors and by the compensation committee with respect to other participants and authorizes the Company to grant incentive stock-based awards. To date, no more than 6,000,000 shares of Class A common stock in the aggregate may be issued under the Equity Plan in connection with incentive stock options. The Equity Plan permits the granting of various types of awards including, but not limited to, restricted stock units (“RSUs”) and performance stock units (“PRSUs”).

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). The Company recognizes compensation expense on all stock-based awards on a straight-line basis, measured using their respective grant-date fair value. The Company accounts for forfeitures when they occur and recognize the impact to compensation expense accordingly.

The maximum number of shares that are subject to awards under the Equity Plan is subject to an annual increase equal to the lesser of 2% of the number of Class A shares common stock issued and outstanding on December 31 of the immediately preceding calendar year and an amount determined by our Board of Directors. As of March 31, 2026, 4,525,808 shares of Class A common stock are available for future grant under the Equity Plan. The following table summarizes compensation expense for RSUs and PRSUs for the three months ended March 31, 2026 and 2025. These costs are included in selling, general and administrative costs in the accompany condensed consolidated statements of operations.

	Three Months Ended March 31,
	2026	2025
RSUs	$2,728	$1,374
PRSUs	358	—
Total compensation expense	$3,086	$1,374

Restricted Stock Units

The RSU awards granted to the Company’s executives and employees generally vest over three-year period, either vesting ratably in equal tranches over the vesting period or cliff vest on the third anniversary of the award grant date, with accelerated vesting upon a qualifying change in control of the Company. The RSU awards granted to non-employee directors vest in twelve equal installments on each of the first twelve quarterly anniversaries following the grant date of the award, subject to such non-employee director continuing in service through such date. Each RSU represents a contingent right to receive one share of Class A Common Stock.

The following table summarizes the RSU award activity under the Equity Plan for the three months ended March 31, 2026:

	Resricted Stock Units
	Number of Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	585,318	$29.71
Granted	799,813	18.74
Vested	(7,812)	29.75
Forfeited	—	—
Unvested as of March 31, 2026	1,377,319	23.34

There was approximately $24.9 million of unrecognized compensation expense relating to the unvested RSUs as of March 31, 2026. The unrecognized compensation expense will be recognized over the weighted average remaining vesting period of 1.9 years.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Performance Restricted Stock Units

The PRSU awards are granted to the Company’s executive officers. Under these awards, the number of shares vested and earned is typically determined at the end of a three-year performance period based on the total stockholder return of the Company’s common stock (“TSR”). The number of shares earned may range from 0% to 200% of the target units set forth in the applicable award agreement and is determined at the end of the performance period conditioned upon continued service and the Company’s achievement of certain predefined targets as defined in the underlying PRSU agreements. PRSUs generally cliff vest upon the conclusion of the three-year performance period subject to review and approval of the compensation committee. As the TSR target represents a market condition, the Company recognizes compensation expense for the PRSUs on a straight-line basis over the requisite service period, regardless of whether the market condition is ultimately achieved, provided the requisite service is rendered.

The following table summarizes the PRSU award activity under the Equity Plan for the three months ended March 31, 2026:

	Performance Resricted Stock Units
	Number of Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	—	$—
Granted	202,089	20.40
Vested	—	—
Forfeited	—	—
Unvested as of March 31, 2026	202,089	20.40

There was approximately $3.8 million of unrecognized compensation expense relating to the unvested PRSUs as of March 31, 2026. The unrecognized compensation expense will be recognized over the weighted average remaining vesting period of 2.8 years.

Note 15 – Employee Benefit Plan

The Company maintains a 401(k) retirement savings plan for the employees that meet certain eligibility requirements. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. Currently, the Company matches 80 to 100% of an employee’s contribution to the 401(k) plan, with the matching contribution from the Company being capped at 4% of the employee’s compensation. These matching contributions vest immediately.

The Company’s matching contributions amounted to approximately $1.0 million and $1.0 million during the three months ended March 31, 2026 and 2025, respectively.

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

•
Production Solutions: relates to rental, sale and services related to high pressure gas lift, electric submersible pump lift, conventional gas lift and plunger lift. This segment includes rental, sales, and service revenues.
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

The below tables contain revenues and certain expenses regularly presented to the CODM in order to make decisions regarding the Company's business, including resource allocation and performance assessments, as well as the current focus in compliance with ASC 280, Segment Reporting, for the periods presented (in thousands):

	Three Months Ended March 31, 2026
	Production Solutions	Natural Gas Technologies	Total

Revenues from external customers	$140,163	$69,367	$209,530
Intersegment revenues	—	11,263	11,263
Total revenues	140,163	80,630	220,793
Elimination of intersegment revenue			(11,263)
Total consolidated revenues			209,530
Less:
Cost of revenues from external customers (1)	62,499	32,457	94,956
Intersegment cost of revenue	39	11,224	11,263
Total cost of revenues	62,538	43,681	106,219
Elimination of intersegment cost of revenue			(11,263)
Total consolidated cost of revenue			94,956
Selling, general and administrative expenses (1)	16,004	7,225	23,229
Depreciation and amortization (1)	25,899	15,587	41,486
(Gain) loss on sale of equipment	314	(4)	310
Segment profit	$35,408	$14,141	49,549
Corporate expenses (2)			(13,256)
Total operating income			36,293
Interest expense			(4,348)
Other expense			(461)
Income before provision for income taxes			$31,484

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

(2) Comprised primarily of expenses not allocated to our reportable segments.

The following tables set forth certain selected financial information for our operating segments for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Segment capital expenditures:
Production Solutions	$19,106	$11,381
Natural Gas Technologies	7,271	16,469
Total segment capital expenditures	26,377	27,850
Corporate and other	8	—
Total capital expenditures	$26,385	$27,850

	As of March 31,
	2026	2025
Segment assets:
Production Solutions	$1,169,341	$895,605
Natural Gas Technologies	804,606	748,910
Total segment assets	1,973,947	1,644,515
Eliminations	(132,408)	(52,400)
Corporate and other	56,295	13,695
Total assets	$1,897,834	$1,605,810

Note 18 – Subsequent Events

On April 1, 2026, certain employees received RSU awards totaling 27,009 units and with an aggregate grant date fair value of approximately $0.5 million.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

On April 30, 2026, a certain non-employee director received RSU awards totaling 3,625 units and with an aggregate grant date fair value of approximately $0.1 million.

On May 1, 2026, the Company’s Board of Directors approved a quarterly cash dividend for the Company’s shares of Class A common stock. The dividend for each share of Class A common stock will be $0.09 per share payable to holders of Class A common stock of record as of the close of business on May 15, 2026, and will be paid on May 27, 2026. Flowco LLC will also make a corresponding distribution of $0.09 per unit to its common unit holders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For further information on items that could impact our future operating performance or financial condition, see the sections entitled “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report. We assume no obligation to update any of these forward-looking statements, except as required by law. Unless otherwise indicated or the context otherwise requires, the historical financial information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects only the historical financial results of Flowco Holdings Inc. and its consolidated subsidiaries and references to the “Company,” “we,” “our,” or “us” are to Flowco Holdings Inc. and its consolidated subsidiaries

Background and Business Overview

We are a leading provider of production optimization, artificial lift and emissions management and monetization solutions for the oil and natural gas industry. The Company’s core technologies include high pressure gas lift (“HPGL”), electric submersible pump (“ESP”), conventional gas lift, plunger lift, and vapor recovery units (“VRUs”), all supported by proprietary digital tools that enable real-time remote monitoring and control to enhance efficiency and performance.

Consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources, our operations are conducted, managed and presented within the following two reportable segments:

•
Production Solutions: segment is comprised of our artificial lift operation, including digital solutions; and
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

As of March 31, 2026, our Production Solutions and Natural Gas Technologies segments operated a combined fleet of over 5,400 active systems, generating consistent, recurring revenues through the long production life of wells. For a more detailed overview of our business, see Part 1. Item 1. Business and Part 1. Item 2. Properties included in our Annual Report.

Recent Developments and Trends

Valiant Acquisition

On March 2, 2026, we completed the previously announced agreement to acquire all of the issued and outstanding equity interests of Riverstone Oilfield Services and Equipment, Inc., a Delaware corporation (the “Acquired Company”), from Riverway Group, a Cayman Islands exempted company with limited liability (the “Seller”) pursuant to the Stock Purchase Agreement dated as of February 1, 2026 (the “Purchase Agreement”) by and between the Company and the Seller. The Acquired Company is the parent company of its wholly owned subsidiary, Valiant Artificial Lift Solutions, LLC (“Valiant”).

Pursuant to the Purchase Agreement, we paid aggregate consideration, including Valiant’s cash on hand, of approximately $315.9 million, consisting of (i) $283.1 million of cash, of which $121.3 million was related to Valiant’s cash on hand, subject to adjustment in accordance with the Purchase Agreement, and (ii) 1,454,849 shares of Class A common stock of the Company. We funded the cash portion of the acquisition through available capacity under our Revolving Credit Facility. Upon the consummation of this acquisition, both the Acquired Company and Valiant became our wholly owned subsidiaries.

We believe this acquisition (the “Valiant Acquisition”) strategically diversifies our complementary fleet within the Production Solutions segment and allows for significant expected synergies to our already vertically integrated business models across the long life production stages of a well. For additional information on the Valiant Acquisition, see Note 3 – Business Combination and Asset Acquisition of the notes to the condensed consolidated financial statements in this Quarterly Report.

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

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

	Three Months Ended March 31,
	2026	2025	Change ($)	Change (%)
Revenues
Rentals	$121,873	$97,296	$24,577	25%
Sales	87,657	95,054	(7,397)	-8%
Total revenues	209,530	192,350	17,180	9%
Operating expenses
Cost of rentals (exclusive of depreciation and amortization disclosed separately below)	32,552	26,851	5,701	21%
Cost of sales (exclusive of depreciation and amortization disclosed separately below)	62,404	65,566	(3,162)	-5%
Selling, general and administrative expenses	36,476	30,534	5,942	19%
Depreciation and amortization	41,495	34,119	7,376	22%
Loss on sale of equipment	310	(45)	355	-789%
Income from operations	36,293	35,325	968	3%
Other expenses
Interest expense, net	(4,348)	(5,365)	1,017	-19%
Other expenses	(461)	(267)	(194)	73%
Total other expenses	(4,809)	(5,632)	823	-15%
Income before provision for income taxes	31,484	29,693	1,791	6%
Income tax provision	(4,030)	(2,648)	(1,382)	52%
Net income	27,454	27,045	409	2%
Net income attributable to redeemable non -controlling interests	20,012	20,873	(861)	-4%
Net income attributable to Flowco Holdings Inc.	$7,442	$6,172	$1,270	21%

Revenue – rentals. Rental revenue was $121.9 million for the three months ended March 31, 2026, an increase of $24.6 million, or 25%, from $97.3 million for the three months ended March 31, 2025. This increase in rental revenue was driven primarily by three factors as follows:

•
Surface equipment fleet size experienced an increase of 188 average active systems per month from 1,480 during the three months ended March 31, 2025, to 1,668 average active surface equipment systems per month during the three months ended March 31, 2026. Additionally, average rental rate also had a $1,511 increase in average monthly price from $12,397 per unit during the three months ended March 31, 2025 to $13,908 per unit during the three months ended March 31, 2026. These increases approximate 13% and 12% for fleet size and average rental rate per unit, respectively, and contribute to a total increase in surface equipment rental revenue of $14.6 million, or approximately 26%.
•
Vapor recovery fleet size experienced an increase of 69 average active systems per month from 2,952 during the three months ended March 31, 2025 to 3,021 average active vapor recovery units per month during three months ended March 31, 2026. Additionally, average rental rate had a $353 increase in average monthly price from $4,718 per unit during the three months ended March 31, 2025 to $5,071 per unit during the three months ended March 31, 2026. These increases approximate 2% and 7% for fleet size and average rental rate per unit, respectively, and contribute to a total increase in vapor recovery rental revenue of $4.2 million, or approximately 10%.

•
Downhole component fleets are new additions to our fleet footprint resulting from the Valiant Acquisition on March 2, 2026, as discussed above. Due to the timing of this acquisition, our rental revenues include one month of operations of these downhole component fleets. During the three months ended March 31, 2026, the downhole component fleets consist of 802 average active systems.

Revenue – sales. Sales revenue was $87.7 million for the three months ended March 31, 2026, a decrease of $7.4 million, or 8%, from $95.1 million for the three months ended March 31, 2025. This decrease in sales revenue was primarily due to a completion of a project for a customer during the three months ended March 31, 2025 and a shift in purchasing patterns from our operators from historically purchasing our VRUs to recently seeking out the rental options within the Natural Gas Technologies segment of approximately $11.5 million, partially offset by increased downhole component sales of approximately $4.3 million primarily due to additional sales from the Valiant Acquisition during the three months ended March 31, 2026 that was absent in the three months ended March 31, 2025.

In addition to sales to our external customers, we sell our natural gas systems through intercompany transactions for further use in the Production Solutions segment. Approximately $11.2 million of intercompany natural gas system sales to the Production Solutions segment were recognized in the three months ended March 31, 2026, an increase of approximately $2.1 million in intercompany revenues from approximately $9.1 million in the three months ended March 31, 2025 due to continued growth in our Production Solutions segment. All intercompany revenues have been eliminated in consolidation.

Cost of rentals. Rental cost was $32.6 million in the three months ended March 31, 2026, an increase of $5.7 million, or approximately 21%, from $26.9 million for the three months ended March 31, 2025. The increase was primarily due to higher costs of approximately $5.0 million associated with surface equipment rental fleet rental units. The 20% increase of total cost of rentals contributed to the increase in total rental revenues of 25% discussed above.

Cost of sales. Sales cost was $62.4 million for the three months ended March 31, 2026, a decrease of $3.2 million, or approximately 5%, from $65.6 million for the three months ended March 31, 2025. This decrease was primarily attributable to the reduced sales volume from our natural gas systems sales within the Natural Gas Technologies segment resulting from a completion of a project for a customer in 2025 and a shift in purchasing patterns by our customers, partially offset by increased downhole component sales resulting primarily from the Valiant Acquisitions during the three months ended March 31, 2026.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2026 were $36.5 million, an increase of $5.9 million, or approximately 19%, from $30.5 million for the three months ended March 31, 2025. This increase was primarily attributable to (i) $7.4 million increase in corporate selling, general and administrative expenses related to the added personnel, marketing and sales expenses as we continue to grow as a publicly traded company and from the Valiant Acquisition, (ii) an additional $1.7 million of Valiant’s selling, general and administrative expenses that were absent in the three months ended March 31, 2025, partially offset by (iii) a net decrease of approximately $2.7 million from the operating subsidiaries primarily due to a one-time expense associated with the crystallization of legacy profits interest during three months ended March 31, 2025 in anticipation of the IPO.

Depreciation and amortization. Depreciation and amortization was $41.5 million for the three months ended March 31, 2026 an increase of $7.4 million or approximately 22%, from $34.1 million for the three months ended March 31, 2025. The increase was primarily attributable additional depreciation and amortization expense related to to the organic growth of our rental fleet, the assets acquired in the Archrock acquisition and the assets acquired from the Valiant Acquisition. The depreciation and amortization expenses associated with the assets acquired from these acquisitions are not reflected in the depreciation and amortization expenses for the three months ended March 31, 2025, as these acquisitions occurred subsequently.

Interest expense. Interest expense was $4.3 million in the three months ended March 31, 2026 compared to $5.4 million in the three months ended March 31, 2025. This decrease in interest expense of $1.0 million, or approximately 19%, was primarily due to decreased average borrowings outstanding in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily attributable to our ability to maintain and, from time-to-time, reduce, using cash flows provided by operations, an overall average daily borrowings outstanding throughout the remainder of 2025 after the IPO and into the three months ended March 31, 2026, partially offset with increased borrowings outstanding in March 2026 to fund the Valiant Acquisition.

Income tax provision. Income tax provision was $4.0 million for the three months ended March 31, 2026, an increase of $1.4 million, or approximately 52%, compared to $2.6 million for the three months ended March 31, 2025. This increase in income tax provision is primarily attributable to the impact on the tax rate due to the Company’s increased ownership in Flowco LLC in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

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

Sources of Liquidity and Indebtedness

As of March 31, 2026, we had $17.3 million of cash and cash equivalents. We believe existing cash and cash equivalents and cash flows from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We have historically generated cash and fund our operations primarily from cash flows from operating activities as well as availability under our Credit Agreement. Borrowings under our Credit Agreement have a maturity date of August 20, 2029, in which all principal owed is payable upon maturity. Our interest rate is Term Secured Overnight Finance Rate (“SOFR”) for one month plus 0.1% (“Adjusted REVSOFR30”) plus a contractual applicable margin based on the Company’s calculated leverage ratio, which combined approximates 5.51% per annum at the effective date with interest due monthly. If such rate is below contractual minimums, the interest rate will be calculated based on Adjusted Term SOFR Rate, Adjusted REVSOFR30 Rate or the Adjusted Daily Simple SOFR Rate. Depending upon market conditions and other factors, we may also have the ability to issue additional equity and/or debt, as needed.

As of May 1, 2026, we had $332.9 million outstanding borrowings and $387.5 million available borrowing capacity under our Credit Agreement.

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

Additionally, when we declare any cash dividends, we intend to cause Flowco LLC to make distributions to us in amounts sufficient to fund such cash dividends declared by us to our stockholders. Deterioration in the financial condition, earnings, or cash flow of Flowco LLC for any reason could limit or impair their ability to pay such distributions.

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

See Part I – Item 1A. Risk Factors-Risks Related to our Organizational Structure in our Annual Report.

Dividends

Our Board of Directors may elect to declare cash dividends on our Class A common stock, subject to our compliance with applicable law, and depending on, among other things, economic conditions, our financial condition, results of operations, projections, liquidity, earnings, legal requirements, and restrictions in the agreements governing our indebtedness.

On January 30, 2026, our Board of Directors declared and paid a cash dividend of $0.08 per share payable to holders of Class A common stock of record as of the close of business on February 13, 2026 (the “Common Stock Dividend”). In conjunction with the Common Stock Dividend, Flowco LLC declared a distribution on its units of $0.08 per unit to all unitholders of record of Flowco LLC as of the close of business on February 13, 2026. The declaration and payment of future dividends will be at the discretion of our Board of Directors and will depend on future business conditions, financial conditions, results of operations and other factors.

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

During the three months ended March 31, 2026, we repurchased and subsequently retired 780,000 shares of our Class A common stock at an average price of $21.18 per share, excluding commissions.

As of March 31, 2026, the remaining total available authorization under the Repurchase Program was approximately $18.2 million.

Cash Flow Analysis

The following table presents our summary cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$78,708	$42,549
Net cash used in investing activities	$(188,278)	$(27,663)
Net cash provided by (used in) financing activities	$122,385	$(18,814)

Operating Cash Flows– Net cash provided by operating activities was $78.7 million in the three months ended March 31, 2026 compared to $42.5 million in the three months ended March 31, 2025, an increase of approximately $36.2 million. Operating cash flows increased primarily due to timing of payments to vendors, suppliers and other third parties.

Investing Cash Flows – Net cash used in investing activities was $188.3 million and $27.7 million for the three months ended March 31, 2026 and 2025, respectively. The approximately $160.6 million increase in net cash used was primarily attributable to the cash paid for the Valiant acquisition during the three months ended March 31, 2026.

Financing Cash Flows – Cash from financing activities had a favorable swing of $141.2 million from a net cash used of $18.8 million in the three months ended March 31, 2025 to net cash provided by financing activities of $122.4 million in the three months ended March 31, 2026. This $141.2 million change was primarily attributable to (i) $615.0 million cash proceeds from, net of repayments to, our long-term debt, (ii) the absence of $20.9 million purchase of LLC Interests from the Continuing Equity Owners immediately following the IPO, partially offset by (i) the absence of $461.8 million IPO proceeds in January 2025, (ii) $16.5 million of repurchase of Class A common stock in March 2026 and (iii) $14.8 million distributions to the members of Flowco LLC in the three months ended March 31, 2026.

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

Fair Value Estimates in Business Combination Accounting

Business combination accounting requires that assets acquired and liabilities assumed be recorded at their estimated fair value in connection with the initial recognition of the transaction. Estimating fair value of assets acquired and liabilities assumed in connection with business combination accounting requires management to make estimates, assumptions and judgments, and in some cases management may also utilize third-party specialists to assist and advise on those estimates.

In order to estimate the fair value of assets acquired and liabilities assumed, we utilized widely accepted valuation techniques, including discounted cash flow and cost methods. The discounted cash flow method utilizes assumptions that include, but are not limited to, estimated future cash flows, discount rates applied to estimated future cash flows, estimated rates of return and estimated customer attrition rates. Cost methods estimate the fair value of assets based on the estimated construction, and in some cases, replacement cost of the assets, and requires the use of various inputs and assumptions. While we believe that we have made reasonable assumptions to estimate the fair value, these assumptions are inherently uncertain. An estimate of the sensitivity to changes in our assumptions is not practicable given the numerous assumptions, and their interdependence, that can materially affect our estimates.

The purchase price allocation recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and inflation. These market risks arise in the normal course of business. During the three months ended March 31, 2026, there have been no material changes to the information included under Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2026.

Based on the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weaknesses in our internal control over financial reporting described below.

Notwithstanding the material weaknesses discussed below, we believe our condensed consolidated financial statements fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented, in accordance with GAAP.

Previously Reported Material Weaknesses

As disclosed in Item 9A – Controls and Procedures, of our Annual Report, we previously identified material weaknesses in our internal control over financial reporting, which continue to exist as of March 31, 2026. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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
•
We have designed and maintained processes and controls to analyze and account for non-routine, unusual or complex transactions, including review of transactions utilizing a specialist; and
•
We have implemented, and plan to continue to enhance, information technology governance processes, including our program change management, computer operations, program development, and user access controls, enhancing role-based access, and more robust information technology policies and procedures.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report (including the risk factor set forth below), you should carefully consider the factors discussed under Part I, Item 1A. Risk Factors in our Annual Report. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report. Except as set forth below, there have been no material changes in the risks affecting the Company since the filing of our Annual Report.

We are no longer a “controlled company” within the meaning of the rules of the NYSE.

Following the consummation of the offering of our Class A common stock by certain affiliates of GEC in March 2026, we are no longer a “controlled company” within the meaning of the rules of the NYSE. However, even though we are no longer a “controlled company,” during a one-year transition period we will continue to qualify for, and may rely on, exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies, including:

•
the requirement that our Board be composed of a majority of independent directors;
•
the requirement that our Compensation Committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•
the requirement that our Nominating and Corporate Governance Committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

As a “controlled company”, we currently rely only on the above exemptions. However, before the one-year transition period has expired, our Board will be composed of a majority of independent directors and each of our Compensation Committee and the Nominating and Governance Committee will be composed entirely of independent directors in accordance with the corporate governance rules of the NYSE.

The independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. Accordingly, stockholders may not have the same protections afforded to stockholders of other companies that are subject to all of the corporate governance requirements of the NYSE.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Class A common stock repurchase activities under the approved Share Repurchase Program by our Board of Directors for the three months ended March 31, 2026, were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions)
	(a)	(b)	(c)	(d)
January 1, 2026 through January 31, 2026	—	$—	—	$34.9
February 1, 2026 through February 28, 2026	—	$—	—	$34.9
March 1, 2026 through March 31, 2026	780,000	$21.18	780,000	$18.2
Total	780,000	$21.18	780,000

____________________________

(1) In June 2025, our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”) to purchase up to $50 million, excluding excise taxes, of our outstanding Class A common stock at our discretion and has no fixed termination date. These shares were repurchased in open-market transactions. As of March 31, 2026, all repurchased shares to date have been retired.

(2) The weighted average price paid per share does not include the cost of commissions and excise taxes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. Other than the plan discussed below, during the three months ended March 31, 2026, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Name	Title	Adoption Date	Expiration Date	Aggregate Number of Securities to be Sold
Chad Roberts	Executive Vice President - Production Solutions	February 27, 2026	March 17, 2027	350,000

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Contribution Agreement, dated as of June 20, 2024, by and among Flowco MergeCo LLC, GEC Estis Holdings LLC, Flowco Production Solutions, L.L.C. and Flogistix Holdings, LLC	S-1	2.1	01-13-2025
2.1+	Stock Purchase Agreement dated February 1, 2026, by and between Flowco Holdings Inc. and Riverway Group	8-K	2.1	02-02-2026
3.1	Amended and Restated Certificate of Incorporation of Flowco Holdings Inc.	S-8	4.1	01-17-2025
3.2	Amended and Restated Bylaws of Flowco Holdings Inc.	S-8	4.2	01-17-2025

4.1	Registration Rights and Lock-Up Agreement, dated March 2, 2026, by and between Flowco Holdings Inc. and Riverway Group	8-K	4.1	03-03-2026
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer
101 INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

# Indicates management contract or compensatory plan

+ Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). Flowco agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flowco Holdings Inc.

Date: May 6, 2026	By:	/s/ Jonathan W. Byers
Jonathan W. Byers
Chief Financial Officer (Principal Financial Officer)