Form 10-K/A
period 2025-12-31
Flowco Holdings Inc.
filed 2026-07-02
CIK 2035149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026 (the “Original Report”), is to correct an inadvertent omission of certain language from paragraph 4 of Exhibit 31.1, Certification of the Principal Executive Officer, and Exhibit 31.2, Certification of the Principal Financial Officer filed with the Original Report. This Amendment No. 1 contains only the Cover Page, this Explanatory Note and Exhibits 31.1 and 31.2. No other changes have been made to the Original Report. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Report or modify or update in any way disclosures made in the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and our other filings with the SEC.

Item 15. Exhibits and Financial Statements Schedules

(b) The following documents are filed as exhibits to this Amendment No. 1:

Exhibit Number	Exhibit Description
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
104*

Cover Page Interactive Data File. The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document (contained in Exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flowco Holdings Inc.

Date: July 2, 2026	By: /s/ Joseph R. Edwards
Joseph R. Edwards
Chief Executive Officer and President