Form 10-Q/A
period 2026-03-31
Flowco Holdings Inc.
filed 2026-07-02
CIK 2035149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

1

Explanatory Note

The purpose of this Amendment No. 1 to our Annual Report on Form 10-Q for the three months ended March 31, 2026, originally filed with the Securities and Exchange Commission (the “SEC”) on May 6, 2026 (the “Original Report”), is to correct an inadvertent omission of certain language from paragraph 4 of Exhibit 31.1, Certification of the Principal Executive Officer, and Exhibit 31.2, Certification of the Principal Financial Officer filed with the Original Report. This Amendment No. 1 contains only the Cover Page, this Explanatory Note and Exhibits 31.1 and 31.2. No other changes have been made to the Original Report. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Report or modify or update in any way disclosures made in the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and our other filings with the SEC.

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

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flowco Holdings Inc.

Date: July 2, 2026	By:	/s/ Jonathan W. Byers
Jonathan W. Byers
Chief Financial Officer (Principal Financial Officer)

2