Form 10-Q
period 2026-06-30
Flowco Holdings Inc.
filed 2026-08-11
CIK 2035149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, the number of shares of the registrant’s Class A common stock outstanding was approximately 43,972,689, and the number of shares of the registrant’s Class B common stock outstanding was approximately 46,380,539.

1

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	8
	Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025	9
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025	10
	Condensed Consolidated Statements of Redeemable Non-Controlling Interests and Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025	11
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025	13
	Notes to Unaudited Condensed Consolidated Financial Statements	14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58
Item 4.	Controls and Procedures	59

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	62
Item 1A.	Risk Factors	62
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 3.	Defaults Upon Senior Securities	63
Item 4.	Mine Safety Disclosures	63
Item 5.	Other Information	63
Item 6.	Exhibits	63

Signatures		65

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
•
“Blocker Shareholders” refer to the owners of the Blocker Companies prior to the Transactions, who exchanged their interests in the Blocker Companies for shares of our Class A common stock (“Class A common stock”) in connection with the consummation of the Transactions.
•
“Continuing Equity Owners” refer collectively to holders of LLC Interests and our Class B common stock (“Class B common stock”) immediately following consummation of the Transaction, including certain executive officers, employees and other minority investors and their respective permitted transferees who may exchange at each of their respective options, in whole or in part from time to time, their LLC Interests (along with an equal number of shares of Class B common stock (and such shares will be immediately cancelled)) for, at our election, cash or newly-issued shares of our Class A common stock.
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
•
“Flogistix Intermediate” means Flogistix Intermediate Holdings, LLC, a Delaware limited liability company.
•
“Flogistix Member” means Flogistix Holdings, LLC, as an Original Equity Owner.
•
“Flowco Holdings” or “Company” refers to Flowco Holdings Inc., a Delaware corporation. Flowco Holdings was formed on July 25, 2024, and was the issuer of the Class A common stock offered and sold in the IPO.
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
“White Deer” means White Deer Management LLC, a Delaware limited liability company.
•
“White Deer Affiliates” means White Deer and its affiliates.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are neither historical facts nor assurances of future performance and may include words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “goal”, “intend”, “likely”, “may”, “plan”, “project”, “strategy” and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”).

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
•
Flowco Holdings became the sole managing member of Flowco LLC and obtained sole control of the business and affairs of Flowco LLC;
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

As of June 30, 2026, we own 48.7% of economic interests in Flowco LLC.

Up-C Structure and Tax Receivable Agreements

Our post-IPO and current corporate structure is commonly referred to as an umbrella partnership-C corporation (“Up-C”) structure, which is often used by partnerships and limited liability companies when they undertake an initial public offering of their business. The Up-C structure allows the Tax Receivable Agreement Participants (“TRA Participants”) to retain their equity ownership in Flowco LLC and to continue to realize tax benefits associated with owning interests in an equity that is treated as a partnership, or “flow-through” entity, for U.S. federal income tax purposes. Investors in and after the IPO, by contrast, continued to hold their equity ownership in the Company, a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, in the form of shares of Class A common stock. One of the tax benefits to the TRA Participants associated with this structure is that future taxable income of Flowco LLC that is allocated to the TRA Participants will be taxed on a flow-through basis and, therefore, will not be subject to corporate taxes at the entity level. The Up-C structure also provides the TRA Participants with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded. The TRA Participants and Flowco Holdings also expect to benefit from the Up-C structure as a result of certain cash tax savings arising from redemptions or exchanges of the TRA Participants’ LLC Interests for Class A common stock or cash, and certain other tax benefits covered by the Tax Receivable Agreement discussed under Part I, Item 1A. Risk Factors – Risk Factors Related to our Organizational Structure in our Annual Report.

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

Flowco Holdings Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	As of
	June 30, 2026	December 31, 2025
	(in thousands except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$19,189	$4,522
Accounts receivable, net of allowances for credit losses of $1,325 and $1,079, respectively (Note 9)	145,469	100,465
Inventory	186,334	149,590
Prepaid expenses and other current assets	19,676	5,615
Total current assets	370,668	260,192
Property, plant and equipment, net	863,028	797,534
Operating lease right-of-use assets	21,323	17,556
Finance lease right-of-use assets	24,517	25,861
Intangible assets, net (Note 8)	306,472	273,437
Goodwill (Note 8)	305,155	249,692
Deferred tax asset, net	27,091	16,692
Other assets	4,756	5,387
Total assets	$1,923,010	$1,646,351

Liabilities, redeemable non-controlling interests and stockholders' equity
Current liabilities:
Accounts payable	$45,285	$22,827
Accrued expenses	49,438	26,909
Current portion of tax receivable agreement liability	3,500	—
Current portion of operating lease obligations	8,582	8,004
Current portion of finance lease obligations	13,044	12,895
Deferred revenue	18,914	7,376
Total current liabilities	138,763	78,011
Long-term liabilities:
Long-term debt, net	298,407	167,819
Tax receivable agreement liability	104,650	21,952
Operating lease obligations, net of current portion	12,957	9,783
Finance lease obligations, net of current portion	9,151	10,862
Total long-term liabilities	425,165	210,416
Total liabilities	563,928	288,427
Commitments and contingencies (Note 16)
Redeemable non-controlling interests	993,935	1,129,298
Stockholders' equity:
Class A common stock, $0.0001 par value – 300,000,000 shares authorized; 43,964,877 shares issued and outstanding as of June 30, 2026; 300,000,000 shares authorized; 29,091,960 shares issued and outstanding as of December 31, 2025.	4	3
Class B common stock, $0.0001 par value – 150,000,000 shares authorized; 46,380,539 shares issued and outstanding as of June 30, 2026; 150,000,000 shares authorized; 60,562,983 shares issued and outstanding as of December 31, 2025.	5	6
Additional paid-in capital	340,198	40,731
Retained earnings	24,940	187,886
Total stockholders' equity to Flowco Holdings Inc.	365,147	228,626
Total liabilities, redeemable non-controlling interests and stockholders' equity	$1,923,010	$1,646,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flowco Holdings Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands except share and per share amounts)
Revenues:
Rentals	$132,670	$102,104	$254,543	$199,400
Sales	103,189	91,111	190,846	186,165
Total revenues	235,859	193,215	445,389	385,565
Operating expenses:
Cost of rentals (exclusive of depreciation and amortization disclosed separately below)	35,221	27,602	67,773	54,453
Cost of sales (exclusive of depreciation and amortization disclosed separately below)	74,209	62,579	136,613	128,145
Selling, general and administrative expenses	35,655	32,683	72,131	63,217
Depreciation and amortization	49,372	33,165	90,867	67,284
Loss on sale of equipment	184	68	494	23
Income from operations	41,218	37,118	77,511	72,443
Other expenses:
Interest expense, net	(5,597)	(6,445)	(9,945)	(11,810)
Other income (expenses), net	(29)	559	(490)	292
Total other expenses	(5,626)	(5,886)	(10,435)	(11,518)
Income before provision for income taxes	35,592	31,232	67,076	60,925
Income tax provision	(4,648)	(3,880)	(8,678)	(6,528)
Net income	30,944	27,352	58,398	54,397
Net income attributable to redeemable non-controlling interests	18,429	21,881	38,441	42,754
Net income attributable to Flowco Holdings Inc.	$12,515	$5,471	$19,957	$11,643

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Earnings per share:
Basic	$0.29	$0.21	$0.54	$0.45
Diluted	$0.28	$0.21	$0.52	$0.44
Weighted average shares outstanding:
Basic	42,857,602	25,728,144	37,289,553	25,725,197
Diluted	43,971,042	26,195,643	38,399,535	26,193,327

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flowco Holdings Inc.

Condensed Consolidated Statements of Redeemable Non-Controlling Interests and Stockholders’ Equity

(unaudited)

		Flowco LLC Members' Equity (prior to the Transactions) - Note 1					Flowco Holdings Stockholders' Equity
(in thousands, except number of units)	Redeemable Non- Controlling	Common Units		Class A Units		Members'	Class A Common Stock		Class B Common Stock		Additional Paid- In	Retained	Total Stockholders'
	Interests	Units	Amount	Units	Amount	Equity	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2025	$1,129,298	—	$—	—	$—	$—	29,091,960	$3	60,562,983	$6	$40,731	$187,886	$228,626
Net income	38,441	—	—	—	—	—	—	—	—	—	—	19,957	19,957
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(13)	—	(13)
Distributions to Members	(25,041)	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock, net	—	—	—	—	—	—	—	—	—	—	(69)	—	(69)
Stock-based compensation	—	—	—	—	—	—	15,624	—	—	—	6,081	79	6,160
Dividends declared ($0.17 per share)	—	—	—	—	—	—	—	—	—	—	—	(6,365)	(6,365)
Class A common stock issued in exchange of Class B common stock	(326,055)	—	—	—	—	—	14,182,444	1	(14,182,444)	(1)	326,055	—	326,055
Activity in deferred tax and TRA liability from Class A common stock issued in exchange of Class B common stock	—	—	—	—	—	—	—	—	—	—	(48,051)	—	(48,051)
Valiant acquisition consideration	—	—	—	—	—	—	1,454,849	—	—	—	32,821	—	32,821
Retirement of Class A common stock	—	—	—	—	—	—	(780,000)	—	—	—	(16,682)	—	(16,682)
Subsequent measurement of redeemable non-controlling interests	177,292	—	—	—	—	—	—	—	—	—	(675)	(176,617)	(177,292)
Balance as of June 30, 2026	$993,935	—	$—	—	$—	$—	43,964,877	$4	46,380,539	$5	$340,198	$24,940	$365,147

Balance as of December 31, 2024	$—	—	$—	10,000,000	$—	$839,107	—	$—	—	$—	$—	$—	$—
Net loss prior to the Transactions and IPO	—	—	—	—	—	(548)	—	—	—	—	—	—	—
Reorganization transactions	838,559	—	—	(10,000,000)	—	(838,559)	—	—	65,748,380	6	—	—	6
Equity-based compensation and crystalization of legacy equity plans	3,588	—	—	—	—	—	—	—	—	—	—	—	—
IPO and the Transactions	—	—	—	—	—	—	25,721,620	3	(925,338)	—	434,511	—	434,514
Increase in deferred tax asset from IPO and the Transactions, net of amounts payable under Tax Receivable Agreement	—	—	—	—	—	—	—	—	—	—	(52)	—	(52)
Net income subsequent to the Transactions and IPO	43,302	—	—	—	—	—	—	—	—	—	—	11,643	11,643
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(53)	—	(53)
Distribution to Members	(18,792)	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	7,812	—	—	—	4,403	—	4,403
Dividends declared ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	—	(2,111)	(2,111)
Subsequent measurement of redeemable non-controlling interests	297,997	—	—	—	—	—	—	—	—	—	(438,809)	140,808	(298,001)
Balance as of June 30, 2025	$1,164,654	—	$—	—	—	$—	25,729,432	$3	64,823,042	$6	$—	$150,340	$150,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flowco Holdings Inc.

Condensed Consolidated Statements of Redeemable Non-Controlling Interests and Stockholders’ Equity

(unaudited)

		Flowco Holdings Stockholders' Equity
(in thousands, except number of units)	Redeemable Non- Controlling	Class A Common Stock		Class B Common Stock		Additional Paid- In	Retained	Total Stockholders'
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of March 31, 2026	$1,007,625	41,816,350	$4	48,521,254	$5	$336,213	$—	$336,222
Net income	18,429	—	—	—	—	—	12,515	12,515
Foreign currency translation adjustment	—	—	—	—	—	(38)	—	(38)
Distributions to Members	(10,199)	—	—	—	—	—	—	—
Stock-based compensation	—	7,812	—	—	—	2,995	79	3,074
Dividends declared ($0.09 per share)	—	—	—	—	—	—	(3,885)	(3,885)
Class A common stock issued in exchange of Class B common stock	(58,848)	2,140,715	—	(2,140,715)	—	58,848	—	58,848
Activity in deferred tax and TRA liability from Class A common stock issued in exchange of Class B common stock	—	—	—	—	—	(4,661)	—	(4,661)
Subsequent measurement of redeemable non-controlling interests	36,928	—	—	—	—	(53,159)	16,231	(36,928)
Balance as of June 30, 2026	$993,935	43,964,877	$4	46,380,539	$5	$340,198	$24,940	$365,147

Balance as of March 31, 2025	$1,675,676	25,721,620	$3	64,823,042	$6	$—	$(370,103)	$(370,094)
Net income subsequent to the Transactions and IPO	21,881	—	—	—	—	—	5,471	5,471
Foreign currency translation adjustment	—	—	—	—	—	(53)	—	(53)
Distribution to Members	(18,792)	—	—	—	—	—	—	—
Stock-based compensation	—	7,812	—	—	—	3,029	—	3,029
Dividends declared ($0.08 per share)	—	—	—	—	—	—	(2,111)	(2,111)
Subsequent measurement of redeemable non-controlling interests	(514,111)	—	—	—	—	(2,976)	517,083	514,107
Balance as of June 30, 2025	$1,164,654	25,729,432	$3	64,823,042	$6	$—	$150,340	$150,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flowco Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Cash flows from operating activities
Net income	$58,398	$54,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,867	67,284
Provision for inventory obsolescence	1,152	1,274
Amortization of operating right-of-use assets	5,299	4,011
Amortization of deferred financing costs	675	674
Loss on sale of equipment	494	23
Gain on lease termination	(42)	(263)
Stock-based compensation	6,160	7,991
Provision for deferred income taxes	7,785	1,428
Allowance for credit losses	583	941
Changes in operating assets and liabilities:
Accounts receivable	(14,996)	(3,356)
Inventory	(2,412)	(941)
Prepaid expenses and other current assets	(12,775)	614
Other assets and liabilities	(46)	(66)
Accounts payable - trade	16,011	2,014
Accrued expenses	14,037	(6,695)
Deferred revenue	7,377	(2,079)
Operating lease liabilities	(5,558)	(3,591)
Finance lease liabilities	931	1,067
Net cash provided by operating activities	173,940	124,727
Cash flows from investing activities
Net cash paid in Valiant acquisition	(161,846)	—
Additions to property, plant and equipment	(71,859)	(63,620)
Proceeds from sale of property, plant and equipment	105	270
Payment for capitalized patent costs	(314)	(95)
Net cash used in investing activities	(233,914)	(63,445)
Cash flows from financing activities
Issuance of Class A common stock in IPO, net of underwriting discount	—	461,803
Payment of offering costs	—	(2,458)
Repurchase of Class A common stock	(16,516)	—
Payments on long-term debt	(536,403)	(739,997)
Proceeds from long-term debt	666,992	271,131
Payments on finance lease obligations	(8,220)	(5,663)
Proceeds on finance lease terminations	36	313
Purchase of LLC Interests from Continuing Equity Owners	—	(20,876)
Payment of debt issuance costs	—	(13)
Payment of dividend equivalent units	(2)	—
Payments of selling commissions and fees	(69)	—
Distributions to members of Flowco LLC	(25,041)	(18,792)
Dividends paid to Flowco Holdings Inc. shareholders	(6,136)	(2,058)
Net cash provided by (used in) financing activities	74,641	(56,610)
Net increase (decrease) in cash and cash equivalents	14,667	4,672
Cash and cash equivalents
Beginning of period	4,522	4,615
End of period	$19,189	$9,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 - Nature of Organization and Background

Nature of Operations and Organization

Flowco Holdings Inc. (the “Company”) was incorporated as a Delaware corporation on July 25, 2024 for the purpose of completing an initial public offering (“IPO”) of its Class A common stock and related transactions in order to continue the business of Flowco MergeCo LLC (“Flowco LLC”) as a publicly traded entity. After the IPO, the Company became a holding company in an Up-C structure and the sole managing member of Flowco LLC with its only material asset consisting of common membership units of Flowco LLC. The Company’s amended and restated certificate of incorporation designates two classes of the Company’s common stock: (i) Class A common stock, par value $0.0001 per share, and (ii) Class B common stock, par value $0.0001 per share, which shares have full voting rights but no economic rights. For holders of Class B common stock, each share of Class B common stock is paired with a common unit (collectively, “LLC Interests”).

The Company is a leading provider of production optimization, artificial lift and emissions management and monetization solutions for the oil and natural gas industry. The Company’s products and services include a full range of equipment and technology solutions that enable real-time remote monitoring and control to maximize efficiencies of its products and services. The Company generates revenues throughout the long producing lives of oil and gas wells. The Company’s core technologies include high pressure gas lift (“HPGL”), electric submersible pumps (“ESP”), conventional gas lift, plunger lift and vapor recovery unit (“VRU”) solutions. As of June 30, 2026, the Company operates a fleet of over 5,500 active systems.

The Company is headquartered in Houston, Texas with major service facilities and operations in Midland, Texas; Carlsbad, New Mexico; and Williston, North Dakota. The Company operates manufacturing and repair facilities in El Reno, Oklahoma; Houston, Fort Worth, Kilgore, Midland and Pampa, Texas; and Lafayette, Louisiana.

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

As of June 30, 2026, the Company owns 48.7% of economic interests in Flowco LLC.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, Flowco LLC and its consolidated subsidiaries. Flowco LLC meets the definition of a variable interest entity (“VIE”) for which the Company is considered the primary beneficiary due to its sole decision-making authority that controls significant activities of Flowco LLC and its obligation to absorb losses and receive benefits of the operations of Flowco LLC.

The redeemable non-controlling interests in the condensed consolidated statements of income for the three and six months ended June 30, 2026, represent the portion of earnings attributable to the economic interest in Flowco LLC held by the Continuing Equity Owners. The redeemable non-controlling interests in the condensed consolidated balance sheets as of June 30, 2026, represents the portion of the net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of June 30, 2026, the combined economic interest of redeemable non-controlling interests was 51.3%.

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

Revisions of Previously Issued Financial Information

During the preparation of this Quarterly Report, management identified an error related to the accounting for certain cash distributions made by Flowco LLC to the Continuing Equity Owners. The distributions were recorded as reductions of retained earnings attributable to the Company rather than as reductions of redeemable noncontrolling interest attributable to the Continuing Equity Owners. Because the Company performs period-end adjustments to allocate Flowco LLC’s underlying book equity between the controlling and noncontrolling interests and to subsequently adjust redeemable noncontrolling interest to its redemption value, correcting the distribution classification also changed the presentation of the related subsequent-measurement adjustments among redeemable noncontrolling interest, additional paid-in capital, and retained earnings. The revisions also corrected the presentation of the first quarter 2025 subsequent remeasurement of redeemable non-controlling interests that was previously included in ‘IPO and the Transactions’ rather than ‘subsequent measurement of redeemable non-controlling interests’. The distribution classification revision, the resulting changes to the amount and the allocation of the related subsequent-measurement adjustments and the correcting first quarter 2025 presentation revision are collectively referred to as the “Error.”

The Error impacted the previously issued unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2025; as of and for the three and nine months ended September 30, 2025; and the three months ended March 31, 2026, as well as the previously issued audited consolidated financial statements as of and for the year ended December 31, 2025. All previously issued financial statements impacted by the Error are, collectively, referred to as the “Prior Financial Statements.”

As of June 30, September 30, and December 31, 2025, the Error resulted in additional paid-in capital being overstated and retained earnings being understated by $18.1 million, $23.7 million, and $28.5 million, respectively. The Error did not affect the ending balance of redeemable noncontrolling interest or total stockholders’ equity at any of those reporting dates. As of March 31, 2026, the Error did not affect the ending balances of redeemable noncontrolling interest, additional paid-in capital, retained earnings, or total stockholders’ equity.

Management evaluated the impact of the Error in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, SAB No. 108, Section N to Topic 1, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and ASC 250, Accounting Changes and Error Corrections. Based on both quantitative and qualitative considerations, management concluded that the Error was not material, individually or in the aggregate, to the Prior Financial Statements. The Error did not affect total stockholders’ equity, total consolidated equity inclusive of redeemable noncontrolling interest, consolidated net income, net income attributable to the Company, earnings per share, adjusted EBITDA, cash flows, liquidity, ownership percentages, or the economic rights of the Company or the Continuing Equity Owners. However, to correct the classification and presentation of the affected amounts, the Company has revised, or will revise, the Prior Financial Statements when

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

they are next presented. The revisions were limited to the presentation of the affected redeemable noncontrolling interest, additional paid-in capital, and retained earnings activity within the equity rollforwards in the Prior Financial Statements and, as of June 30, September 30 and December 31, 2025, the related ending balance sheet classification between additional paid-in capital and retained earnings.

A summary of the revisions to the previously filed unaudited condensed consolidated balance sheet as of June 30, 2025, is presented below (in thousands):

As of June 30, 2025	As Reported	Adjustment	As Revised
Class A common stock	$3	$—	$3
Class B common stock	6	—	6
Additional paid-in capital	18,113	(18,113)	—
Retained earnings	132,227	18,113	150,340
Total stockholders' equity to Flowco Holdings Inc.	$150,349	$—	$150,349

A summary of the revisions to the previously filed unaudited condensed consolidated statement of redeemable non-controlling interests and stockholders’/members’ equity for the three months ended June 30, 2025, is presented below (in thousands):

Three Months Ended June 30, 2025	As Reported			As Revised
	Redeemable Non-Controlling Interests	Additional Paid-In Capital	Retained Earnings	Redeemable Non-Controlling Interests	Additional Paid-In Capital	Retained Earnings
Distribution to Members	$—	$—	$(18,792)	$(18,792)	$—	$—
Impact due to change in ownership percentage	$(15,137)	$15,137	$—	$—	$—	$—
Subsequent measurement of redeemable non-controlling interests	$(517,766)	$—	$517,762	$(514,111)	$(2,976)	$517,083

A summary of the revisions to the previously filed unaudited condensed consolidated statement of redeemable non-controlling interests and stockholders’/members’ equity for the six months ended June 30, 2025, is presented below (in thousands):

Six Months Ended June 30, 2025	As Reported			As Revised
	Redeemable Non-Controlling Interests	Additional Paid-In Capital	Retained Earnings	Redeemable Non-Controlling Interests	Additional Paid-In Capital	Retained Earnings
IPO and the Transactions	$71,129	$434,511	$—	$—	$434,511	$—
Distribution to Members	$—	$—	$(18,792)	$(18,792)	$—	$—
Impact due to change in ownership percentage	$(15,137)	$(55,992)	$—	$—	$—	$—
Subsequent measurement of redeemable non-controlling interests	$223,213	$(364,704)	$141,487	$297,997	$(438,809)	$140,808

A summary of the revisions to the previously filed unaudited condensed consolidated balance sheet as of September 30, 2025, is presented below (in thousands):

As of September 30, 2025	As Reported	Adjustment	As Revised
Class A common stock	$3	$—	$3
Class B common stock	6	—	6
Additional paid-in capital	55,539	(23,703)	31,836
Retained earnings	315,410	23,703	339,113
Total stockholders' equity to Flowco Holdings Inc.	$370,958	$—	$370,958

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

A summary of the revisions to the previously filed unaudited condensed consolidated statement of redeemable non-controlling interests and stockholders’/members’ equity for the three months ended September 30, 2025 is presented below (in thousands):

Three Months Ended September 30, 2025	As Reported			As Revised
	Redeemable Non-Controlling Interests	Additional Paid-In Capital	Retained Earnings	Redeemable Non-Controlling Interests	Additional Paid-In Capital	Retained Earnings
Distribution to Members	$—	$—	$(4,911)	$(4,911)	$—	$—
Subsequent measurement of redeemable non-controlling interests	$(180,753)	$2,790	$177,963	$(175,842)	$(2,800)	$178,642

A summary of the revisions to the previously filed unaudited condensed consolidated statement of redeemable non-controlling interests and stockholders’/members’ equity for the nine months ended September 30, 2025 is presented below (in thousands):

Nine Months Ended September 30, 2025	As Reported			As Revised
	Redeemable Non-Controlling Interests	Additional Paid-In Capital	Retained Earnings	Redeemable Non-Controlling Interests	Additional Paid-In Capital	Retained Earnings
IPO and the Transactions	$71,129	$434,498	—	$—	$434,498	$—
Distribution to Members	$—	$—	$(23,703)	$(23,703)	$—	$—
Subsequent measurement of redeemable non-controlling interests	$27,323	$(417,906)	$319,450	$122,155	$(441,609)	$319,450

A summary of the revisions to the previously filed audited consolidated balance sheet as of December 31, 2025, is presented below (in thousands):

As of December 31, 2025	As Reported	Adjustment	As Revised
Class A common stock	$3	$—	$3
Class B common stock	6	—	6
Additional paid-in capital	69,279	(28,548)	40,731
Retained earnings	159,338	28,548	187,886
Total stockholders' equity to Flowco Holdings Inc.	$228,626	$—	$228,626

A summary of the revisions to the previously filed audited consolidated statement of redeemable non-controlling interests and stockholders’/members’ equity for the year ended December 31, 2025, is presented below (in thousands):

Twelve Months Ended December 31, 2025	As Reported			As Revised
	Redeemable Non-Controlling Interests	Additional Paid-In Capital	Retained Earnings	Redeemable Non-Controlling Interests	Additional Paid-In Capital	Retained Earnings
IPO and the Transactions	$71,129	$434,498	$—	$—	$434,498	$—
Distribution to Members	$—	$—	$(28,548)	$(28,548)	$—	$—
Subsequent measurement of redeemable non-controlling interests	$194,652	$(419,143)	153,359	$294,329	$(447,691)	$153,359

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

A summary of the revisions to the previously filed unaudited condensed consolidated statement of redeemable non-controlling interests and stockholders’ equity for the three months ended March 31, 2026, is presented below (in thousands):

Three Months Ended March 31, 2026	As Reported			As Revised
	Redeemable Non-Controlling Interests	Additional Paid-In Capital	Retained Earnings	Redeemable Non-Controlling Interests	Additional Paid-In Capital	Retained Earnings
Distribution to Members	$—	$—	$(14,842)	$(14,842)	$—	$—
Subsequent measurement of redeemable non-controlling interests	$125,522	23,936	$(149,458)	$140,364	$52,484	$(192,848)

The Company has corrected the accounting and presentation in the accompanying condensed consolidated financial statements. Distributions to the Continuing Equity Owners and the related period-end ownership-allocation and redemption-value adjustments are appropriately reflected within redeemable noncontrolling interest, additional paid-in capital, and retained earnings. Additionally, the timeline for presenting the above revisions is as follows:

•
As of and for the three and six months ended June 30, 2025 – this Quarterly Report herein;
•
As of and for the three and nine months ended September 30, 2025 – the Company’s quarterly report on Form 10-Q for the three and nine months ended September 30, 2026;
•
As of and for the year ended December 31, 2025 – the Company’s annual report on Form 10-K for the year ended December 31, 2026; and
•
For the three months ended March 31, 2026 – the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2027.

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

As of June 30, 2026, and December 31, 2025, the Company’s financial instruments primarily consisted of cash and cash equivalents, trade accounts receivable, trade accounts payable, and long-term debt. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short-term maturities. Our five-year senior secured revolving credit facility (the “Revolving Credit Facility”) applies floating interest rates to amounts drawn under the facility; therefore, the carrying amount of our Revolving Credit Facility also approximates its fair value. The estimated fair value of the Revolving Credit Facility is classified within Level 2 of the fair value hierarchy.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Recurring Fair Value Measurements

The Company did not have any assets or liabilities that were measured at fair value on a recurring basis as of June 30, 2026.

Non-Recurring Fair Value Measurements

The Company’s nonrecurring fair value measurements as of June 30, 2026 primarily relate to assets acquired and liabilities assumed in the Valiant transaction. These assets and liabilities were recorded at their estimated fair values as of their acquisition date. For more information, see Note 3 – Business Combination and Asset Acquisition.

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

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

New Accounting Pronouncements to be Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, companies will need to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company is still considering the impact of ASU 2024-03 on its consolidated financial statements.

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

Valiant was one of the largest private, pure-play providers of ESP systems in the U.S., providing linear ESP systems, surface fluid transfer systems, and well surveillance solutions to operators primarily in the Permian Basin. Strategically, this transaction (the “Valiant Acquisition”) is expected to afford the Company with opportunities to realize significant synergies with its existing product and service offerings. The Valiant Acquisition is expected to enhance the Company’s ability to support customers earlier in the well’s production lifecycle and maintain ongoing involvement as operating conditions evolve, creating additional operational opportunities throughout the life of the well. The Company also expects to leverage its expanded footprint and customer relationships to cross-sell these complementary technologies across its combined customer base, supporting continued growth in the Permian Basin and other U.S. basins.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

In connection with the consummation of the Valiant Acquisition, the Company paid aggregate consideration of approximately $316.0 million, consisting of (i) $283.1 million of cash, of which $121.3 million was related to Valiant’s cash on hand, subject to adjustment in accordance with the Purchase Agreement, and (ii) 1,454,849 shares of Class A common stock of the Company (“Common Stock,” and such shares issuable, the “Stock Consideration”). The Company funded the cash consideration through available capacity under its Revolving Credit Facility (described further herein in Note 10 - Long-Term Debt). Upon the consummation of the Valiant Acquisition, both the Acquired Company and Valiant became wholly owned subsidiaries of the Company.

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

The purchase price allocation presented below remains preliminary as the Company finalizes its valuation of certain assets acquired and liabilities assumed as of the acquisition date. The provisional amounts relate primarily to property and equipment, identifiable intangible assets, deferred income taxes and the resulting goodwill. Based on the information currently available, the Company does not expect any further refinements to the preliminary purchase price allocation to be material. The Company will finalize the purchase price allocation within the measurement period, but no later than one year from the acquisition date.

The following table presents the preliminary purchase price allocation of the acquisition date fair value of the major classes of the assets acquired and liabilities assumed as of March 2, 2026 (in thousands):

As of March 2, 2026
Assets acquired:
Cash and cash equivalents	$121,312
Accounts receivable, net	30,590
Inventories	35,484
Other current assets	1,287
Property, plant and equipment	59,699
Operating lease right-of-use assets	617
Finance lease right-of-use assets	384
Intangible assets	51,000
Total assets acquired	300,373
Liabilities assumed:
Accounts payable	6,446
Accrued expenses	6,061
Deferred revenue	4,161
Operating lease obligations	617
Finance lease obligations	384
Deferred tax liability	22,188
Total liabilities assumed	39,857
Total identifiable net assets	260,516
Goodwill	55,463
Total purchase price	$315,979

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

The fair value of the assets acquired and liabilities assumed are categorized in the following levels:

•
Level 1 – Cash and cash equivalents, based on observable inputs such as quoted prices in active markets at the measurement date for identical assets or liabilities.
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
•
Level 3 – Intangibles, property, plant and equipment; based on unobservable inputs for which there is little or no market data and which assumptions are made about how market participants would price the assets or liabilities. The Company used a combination of the income, cost and market participant approaches based on various assumptions and inputs.

Property, plant and equipment acquired consists primarily of (i) leased fleet assets such as cable, pumps, transformers, variable speed drives and (ii) machinery equipment and manufacturing fixtures. These assets will be depreciated on a straight-line basis over the estimated useful lives of the assets.

Preliminary value of identifiable intangible assets relates to contract-based customer relationship, trade name and non-compete agreement with certain executives of Valiant and will be amortized over the period of expected benefit for each respective asset. Identifiable intangible assets and their amortization periods are estimated as follows (in thousands):

	Cost Basis	Useful Life (years)
Non-compete agreement	$4,700	3
Trade name	11,100	10
Customer relationships	25,000	8
Customer contract	10,200	10
	$51,000

The significant assumptions used by management in determining the fair values of intangible assets include future revenues, margins, discount rates, customer attrition rates, royalty rates, and terminal growth rates. The discount rate used was 15.0%, customer attrition rates ranged from 5.0% to 10.0%, with a weighted average of 8.6%, and royalty rates were 1.5%.

The preliminary allocation of purchase price above includes approximately $55.5 million allocated to nondeductible goodwill and is supported by the strategic benefits (discussed above) to be generated from the Valiant Acquisition. For discussion pertaining to goodwill assignment by segment resulting from the Valiant Acquisition, see Note 8 – Goodwill and Intangible Assets, Net.

The following table sets forth the acquisition consideration for the Valiant Acquisition as of March 2, 2026 (in thousands):

As of March 2, 2026
Cash consideration, excluding Valiant's cash on hand	$170,000
Cash consideration for Valiant's cash on hand	113,158
Equity consideration	32,821
Total purchase price	$315,979

Net Sales and net income of Valiant included in the accompanying condensed consolidated statements of operations for the period from March 2, 2026 to June 30, 2026 were $43.6 million and $9.3 million, respectively. The following

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

table sets forth the unaudited supplemental pro forma financial information for the three and six months ended June 30, 2026 and 2025, as if the Company had completed the Valiant Acquisition on January 1, 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Pro forma revenue	$235,859	$226,323	$466,315	$445,765
Pro forma net income	$30,944	$35,958	$62,902	$69,656

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

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

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

Disaggregation of Revenues

The following table presents our third-party revenue from contracts with customers by reportable segment (see Note 17 – Segment Information) and disaggregated by major product and service lines, timing of revenue recognition, and geographical markets for the three and six months ended June 30, 2026 (in thousands):

	Three Months Ended June 30, 2026				Six Months Ended June 30, 2026
Segments	Production Solutions	Natural Gas Technologies	Other and Eliminations	Total	Production Solutions	Natural Gas Technologies	Other and Eliminations	Total
Major Product/Service Lines
Surface Equipment (1)	$70,825	$—	$—	$70,825	$140,852	$—	$—	$140,852
Downhole Components	100,053	—	—	100,053	170,189	—	—	170,189
Vapor Recovery (1)	—	56,525	(42)	56,483	—	118,636	(85)	118,551
Natural Gas Systems	—	22,149	(13,651)	8,498	—	40,668	(24,871)	15,797
Total	$170,878	$78,674	$(13,693)	$235,859	$311,041	$159,304	$(24,956)	$445,389
Timing of Revenue Recognition
Goods and services transferred at a point in time	$85,594	$31,288	$(13,693)	$103,189	$151,040	$64,762	$(24,956)	$190,846
Services transferred over time	85,284	47,386	—	132,670	160,001	94,542	—	254,543
Total	$170,878	$78,674	$(13,693)	$235,859	$311,041	$159,304	$(24,956)	$445,389
Geographical Markets
United States	$169,600	$78,358	$(13,693)	$234,265	$307,941	$158,683	$(24,956)	$441,668
International	1,278	316	—	1,594	3,100	621	—	3,721
Total	$170,878	$78,674	$(13,693)	$235,859	$311,041	$159,304	$(24,956)	$445,389

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

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

The following table presents our third-party revenue from contracts with customers by reportable segment (see Note 17 – Segment Information) and disaggregated by major product and service lines, timing of revenue recognition, and geographical markets for the three and six months ended June 30, 2025 (in thousands):

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
Segments	Production Solutions	Natural Gas Technologies	Other and Eliminations	Total	Production Solutions	Natural Gas Technologies	Other and Eliminations	Total
Major Product/Service Lines
Surface Equipment (1)	$57,832	$—	$—	$57,832	$112,430	$—	$—	$112,430
Downhole Components	70,413	—	—	70,413	131,807	—	—	131,807
Vapor Recovery (1)	—	57,801	(54)	57,747	—	114,417	(99)	114,318
Natural Gas Systems	—	24,241	(17,018)	7,223	—	53,122	(26,112)	27,010
Total	$128,245	$82,042	$(17,072)	$193,215	$244,237	$167,539	$(26,211)	$385,565
Timing of Revenue Recognition
Goods and services transferred at a point in time	$70,413	$37,770	$(17,072)	$91,111	$131,807	$80,569	$(26,211)	$186,165
Services transferred over time	57,832	44,272	—	102,104	112,430	86,970	—	199,400
Total	$128,245	$82,042	$(17,072)	$193,215	$244,237	$167,539	$(26,211)	$385,565
Geographical Markets
United States	$124,945	$81,802	$(17,072)	$189,675	$238,403	$167,100	$(26,211)	$379,292
International	3,300	240	—	3,540	5,834	439	—	6,273
Total	$128,245	$82,042	$(17,072)	$193,215	$244,237	$167,539	$(26,211)	$385,565

___________________________

(1) All of revenue for these service lines are recognized in accordance with ASC 842 as described within the Revenue Recognition section above.

Deferred Revenue

As of June 30, 2026, the Company had a deferred revenue balance of $18.9 million compared to the December 31, 2025 balance of $7.4 million. Deferred revenue represents our obligation to transfer products to or perform services for a customer for which we have received cash or billed in advance. The revenue that has been deferred will be recognized upon product delivery or as services are performed. As of June 30, 2026, the Company did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied.

Note 5 – Inventory

Inventory consists of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Components, parts and materials	$97,534	$86,503
Finished goods	79,811	50,944
Work in progress	15,538	17,801
Inventory	192,883	155,248
Less: inventory allowance	(6,549)	(5,658)
Inventory, net	$186,334	$149,590

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Note 6 – Property, Plant and Equipment

Property, plant and equipment consist of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Land	$1,822	$1,822
Buildings	3,293	3,257
Furniture and fixtures	6,183	5,983
Software	9,959	7,719
Machinery and equipment	1,173,619	1,049,872
Vehicles	6,114	6,192
Leasehold improvements	10,960	10,509
Construction in progress	4,280	3,175
Property, plant and equipment	1,216,230	1,088,529
Less: accumulated depreciation	(353,202)	(290,995)
Property, plant and equipment, net	$863,028	$797,534

The Company’s rental fleet included in machinery and equipment was $1.0 billion (approximately $0.7 billion, net of accumulated depreciation) as of June 30, 2026 and $1.0 billion (approximately $0.7 billion, net of accumulated depreciation) as of December 31, 2025.

Depreciation expense for the six months ended June 30, 2026 and 2025 was approximately $65.5 million and $47.8 million, respectively.

The Company reviews long-lived tangible assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and changes may include significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in our business strategy, among others. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to estimated future undiscounted net cash flows expected to be generated by the asset. Impairment losses are recognized in the period in which the impairment occurs and represent the excess of the asset carrying value over its fair value estimated using future discounted net cash flows. No impairment was recorded for the six months ended June 30, 2026 and 2025.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Note 7 – Leases

Amounts Recognized in the Condensed Consolidated Balance Sheets

The condensed consolidated balance sheets consist of the following amounts relating to operating and finance leases (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Operating right-of-use assets
Real property	$21,323	$17,556
	$21,323	$17,556
Operating lease liabilities
Current	$8,582	$8,004
Non-current	12,957	9,783
	$21,539	$17,787

	As of June 30,	As of December 31,
	2026	2025
Finance right-of-use assets
Vehicles	$24,517	$25,861
	$24,517	$25,861
Finance lease liabilities
Current	$13,044	$12,895
Non-current	9,151	10,862
	$22,195	$23,757

Additions to operating right-of-use assets during the six months ended June 30, 2026 and 2025, were approximately $7.8 million and $0.8 million, respectively. Additions to finance right-of-use assets during the six months ended June 30, 2026 and 2025, were approximately $5.7 million and $9.4 million, respectively. Disposals of the right-of-use assets during the six months ended June 30, 2026 and 2025, were approximately $1.7 million and $4.0 million, respectively.

The weighted average lessee’s incremental borrowing rate applied to the operating and finance lease liabilities as of June 30, 2026 was 7.0% and 6.4%, respectively. The weighted average lessee’s incremental borrowing rate applied to the operating and finance lease liabilities on December 31, 2025 was 6.6% and 6.9%, respectively. The weighted average remaining lease term for operating and finance lease on June 30, 2026 was 3.09 years and 2.21 years, respectively. The weighted average remaining lease term for operating and finance lease on December 31, 2025 was 2.80 years and 2.68 years, respectively.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Amounts Recognized in the Condensed Consolidated Statements of Operations

The condensed consolidated statements of operations consist of the following amounts relating to leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization of real property operating right-of-use assets
(included in general and administrative expenses)	$2,757	$1,959	$5,299	$4,011
Interest expense (recovery) of vehicles finance right-of-use assets
(included in interest expense)	$358	$1,794	$741	$2,831
Depreciation of vehicles finance right-of-use assets
(included in depreciation and amortization)	$3,641	$1,587	$7,122	$3,741

Variable lease expense	$—	$—	$—	$—
Short-term lease expense	$573	$177	$993	$402

The table below shows the total cash outflows for leases for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating cash flows from operating leases	$2,754	$1,743	$5,558	$3,591
Financing cash flows from finance leases	4,165	2,834	8,220	5,663
Total cash outflows for leases	$6,919	$4,577	$13,778	$9,254

The table below reconciles the undiscounted future minimum operating and finance lease payments to the operating and finance lease liabilities recorded on the balance sheet as of June 30, 2026 (in thousands):

	Operating Lease	Finance Lease
Remainder of 2026	$5,317	$7,781
2027	7,353	10,516
2028	4,413	4,203
2029	3,030	764
2030	2,263	160
Thereafter	2,185	33
Total future minimum lease payments	24,561	23,457
Less: Amount of lease payments representing interest	(3,022)	(1,262)
Present values of future minimum lease payments	$21,539	$22,195

Lessor Accounting

Rental agreements are for the rental of our compression and ESP systems to customers. Rental revenue for the six months ended June 30, 2026 and 2025, were approximately $254.5 million and $199.4 million, respectively. Revenue related to these rental agreements is reflected as rental revenue in the condensed consolidated statements of operations.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Scheduled future minimum lease payments to be received by the Company as of June 30, 2026 for each of the next five years is as follows (in thousands):

Amount
Remainder of 2026	$115,179
2027	113,891
2028	30,463
2029	3,788
2030	168
Thereafter	—
Total	$263,489

Note 8 – Goodwill and Intangible Assets, Net

Goodwill

The following table summarizes the activity in goodwill balance for periods presented below (in thousands):

	Natural Gas Technologies			Production Solutions			Total
	Goodwill	Accumulated Impairment Losses	Goodwill, net of Accumulated Impairment	Goodwill	Accumulated Impairment Losses	Goodwill, net of Accumulated Impairment	Goodwill, net of Accumulated Impairment
Balance as of December 31, 2024	$66,325	$—	$66,325	$188,739	$(5,372)	$183,367	$249,692
Additions to goodwill	—	—	—	—	—	—	—
Goodwill impairment	—	—	—	—	—	—	—
Balance as of June 30, 2025	$66,325	$—	$66,325	$188,739	$(5,372)	$183,367	$249,692

Balance as of December 31, 2025	$66,325	$—	$66,325	$188,739	$(5,372)	$183,367	$249,692
Additions to goodwill	—	—	—	55,463	—	55,463	55,463
Goodwill impairment	—	—	—	—	—	—	—
Balance as of June 30, 2026	$66,325	$—	$66,325	$244,202	$(5,372)	$238,830	$305,155

As discussed in Note 3 – Business Combination and Asset Acquisition, the Company accounted for the Valiant Acquisition as a business combination pursuant to ASC 805, and recorded excess consideration above the fair value of identifiable assets acquired, net of liabilities assumed, as goodwill in the amount of $55.5 million.

Goodwill is not subject to amortization but is tested for impairment on an annual basis or more frequently if indicators arise. No events or changes in circumstances were present as of June 30, 2026, which indicated the fair value of the Company's reporting unit was below the respective carrying amount. As such, no goodwill impairment expense was recorded during the three and six months ended June 30, 2026.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Intangible Assets

Intangible assets, net, consist of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026			As of December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$97,354	(20,265)	$77,089	$97,354	$(16,584)	$80,770
Trade name	72,110	(15,367)	56,743	61,010	(11,946)	49,064
Customer relationships	195,264	(38,602)	156,662	170,264	(28,659)	141,605
Non-compete agreement	6,748	(1,659)	5,089	2,048	(796)	1,252
Patent	1,077	(30)	1,047	764	(18)	746
Customer contracts	10,200	(358)	9,842	—	—	—
Total	$382,753	$(76,281)	$306,472	$331,440	$(58,003)	$273,437

Amortization expense totaled $18.3 million and $15.7 million for the six months ended June 30, 2026 and 2025, respectively.

The Company reviews finite-lived identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. If such indicators are present, the Company performs a recoverability test by comparing the estimated future undiscounted net cash flows expected to be generated by the asset group to its carrying amount. If the carrying amount of the asset group exceeds the estimated future undiscounted net cash flows, an impairment loss is recognized in the period in which the impairment occurs and represents the excess of the asset carrying value over its estimated fair value. During the six months ended June 30, 2026 and 2025, the Company did not record any impairment associated with its finite-lived identifiable intangible assets.

As of June 30, 2026, the weighted average remaining useful lives for the Company's intangible assets are as follows:

Developed technology	12.3 Years
Trade name	7.9 Years
Customer relationships	8 Years
Non-compete agreement	2.3 Years
Patent	18 Years
Customer contracts	9.2 Years

Amortization expense is classified in operating expenses on the accompanying consolidated statements of operations. Estimated future amortization expense as of June 30, 2026 for each of the next five years and thereafter is as follows (in thousands):

Remainder of 2026	$19,410
2027	38,706
2028	37,234
2029	34,910
2030	33,648
Thereafter	142,564
$306,472

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Note 9 – Supplemental Information to the Condensed Consolidated Financial Statements

Allowance for Credit Losses

The following table summarizes the change in the accounts receivable allowance for credit losses for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Accounts receivable allowance for credit losses, beginning of period	$1,079	$1,169
Write-offs	(267)	(292)
Expense	513	649
Accounts receivable allowance for credit losses, end of period	$1,325	$1,526

Contract Balances

The following table provides information about accounts receivable and deferred revenues from contracts with customers (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Accounts receivable, net	$145,469	$100,465
Deferred revenue	$18,914	$7,376

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

The following table presents a reconciliation of contract liabilities for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Deferred revenue, beginning of period	$16,732	$7,578	$7,376	$8,002
Acquired from Valiant Business Combination	(1)	—	4,335	—
Deposits received	8,718	3,253	17,815	10,988
Revenue recognized	(6,361)	(4,908)	(10,438)	(13,067)
Adjustment to acquired deferred revenue from Valiant Business Combination	(174)	—	(174)	—
Deferred revenue, end of period	$18,914	$5,923	$18,914	$5,923

During the three and six months ended June 30, 2026, the Company recognized $4.7 million and $4.9 million, respectively, that were included within the deferred revenue balances at the beginning of the period. During the three and six months ended June 30, 2025, the Company recognized $4.5 million and $7.0 million, respectively, that were included within the deferred revenue balances at the beginning of the period.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Accrued Liabilities

Accrued liabilities as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Accrued payroll and employee expenses	$21,952	$20,167
Accrued taxes	6,929	1,916
Customer deposits	7,136	480
Accrued interest	1,938	1,598
Accrued legal claims	8,000	—
Other accrued liabilities	3,483	2,748
Total accrued expenses	$49,438	$26,909

Supplemental Cash Flow Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Supplemental disclosures of investing and financing activities
Cash paid for interest	$4,444	$2,703	$7,484	$6,977
Cash paid for income taxes	$—	$5,100	$—	$5,100
Supplemental schedule of non-cash activities
Establishment of deferred tax asset under Tax Receivable Agreement and at the IPO		$(119)		$10,054
Establishment of liabilities under Tax Receivable Agreement in the IPO		$—		$12,484
Lease liabilities arising from obtaining operating right-of-use assets	$6,412	$438	$7,784	$783
Lease liabilities arising from obtaining financing right-of-use assets	$3,067	$5,623	$5,735	$9,426

Note 10 – Long-Term Debt

Long-term debt consists of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Revolving Credit Facility	$298,407	$167,819
Total debt	298,407	167,819
Less: Current maturities	—	—
Total long-term debt, net	$298,407	$167,819

Revolving Credit Facility

On August 20, 2024, Flowco LLC and its subsidiaries (the “Borrowers”) entered into a credit agreement, as amended to date, (the “Credit Agreement”), which provides for a $725 million, five-year senior secured revolving credit facility (the "Revolving Credit Facility"). The Company has the ability to request the issuance of letters of credit under the Revolving Credit Facility in an aggregate amount of up to $20 million. As of June 30, 2026, the Company had $1.2

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

million of outstanding letters of credit. The Company also has the ability to borrow swingline loans under the Revolving Credit Facility in an aggregate principal amount of up to $50 million.

The Revolving Credit Facility matures on August 20, 2029, and can be used for working capital, capital expenditures, and acquisitions.

The borrowing base is determined by eligible accounts receivable, inventory, and equipment values, subject to reserves. Borrowing availability depends on the lesser of the aggregate revolving commitment or borrowing base, minus outstanding loans and letters of credit. Borrowings can be based on either an alternate base rate (ABR) or a term SOFR rate, with interest margins ranging from 0.75% to 2.50%, depending on the total leverage ratio. As of June 30, 2026, the Company had $298.4 million of outstanding borrowings and $422.1 million of available borrowing capacity under the facility at a 3.72% SOFR rate plus a 1.75% margin, for an all-in rate of 5.47%.

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

The Borrowers were in compliance with all covenants as of June 30, 2026.

The debt issuance costs are being amortized to interest expense over the life of the Revolving Credit Facility. Unamortized debt issuance costs are included in other assets in the accompanying condensed consolidated balance sheets. The Company recorded $9.9 million and $11.8 million interest expense for the six months ended June 30, 2026 and 2025, respectively, related to the Revolving Credit Facility and the Estis Credit Facility, respectively.

The schedule of future maturities of long-term debt as of June 30, 2026, consists of the following (in thousands):

Amount
Remainder of 2026	$—
2027	—
2028	—
2029	298,407
2030	—
Thereafter	—
Total debt	$298,407

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

For the three and six months ended June 30, 2026 , the Company recorded income tax provision of $4.6 million and $8.7 million, respectively, which includes $0.4 million and $0.9 million, respectively, of Texas margin tax. The Company’s effective tax rate was 13.1% and 12.9% for the three and six months ended June 30, 2026, respectively.

For the three months ended June 30, 2025 and the period from January 16, 2025, to June 30, 2025, the Company recorded income tax provision of $3.9 million and $6.5 million, respectively, which includes $0.6 million and $1.0 million of Texas margin tax for both periods. The Company’s effective tax rate was 12.2% and 10.6% for the three months ended June 30, 2025 and the period from January 16, 2025, to June 30, 2025, respectively. As the Company had no business transactions or activities prior to the IPO, no income taxes were incurred for the period from January 1, 2025, to January 15, 2025.

Significant reconciling items between this effective rate and the U.S. federal statutory tax rate of 21% are primarily related to the absence of taxes on income allocable to redeemable non-controlling interests and additional valuation allowance recorded during the three and six months ended June 30, 2026.

Tax Receivable Agreement

In connection with the IPO and the Transactions in January 2025, the Company entered into the Tax Receivable Agreement (“TRA”) with the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the benefits, that the Company realizes, or is deemed to realize, as a result of (i) future redemptions funded by the Company or exchanges of Common Units of Flowco LLC for the Company’s Class A common stock, and (ii) the Company’s allocable share of existing tax basis acquired in its IPO and other tax benefits related to entering into the TRA.

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

During the three and six months ended June 30, 2026, the Company acquired an aggregate of 2,140,715 and 14,182,444 Common Units of Flowco LLC, respectively, in connection with the redemption of Common Units from the Continuing Equity Owners, which resulted in an increase in the tax basis of the Company’s investment in Flowco LLC, subject to the provisions of the TRA (the “Common Unit Conversions”). As a result of these exchanges, during the three and six months ended June 30, 2026, the Company recognized an increase to its deferred tax assets (net of valuation allowance) in the amount of $4.5 million and $11.1 million, respectively and corresponding TRA liabilities of $15.7 million and $86.2 million, respectively, representing 85% of the tax benefits expected to be paid out to the Continuing Equity Owners.

As of June 30, 2026, the total amount due under the TRA was $108.2 million, and the Company has yet to make its first TRA payment. The Company estimates that it will pay approximately $3.5 million of the TRA liability within the next 12 months. Based on current estimates, the Company does not expect any payments under the TRA in the remainder of 2026.

Valiant Acquisition

On March 2, 2026, the Company completed the Valiant Acquisition, see Note 3 – Business Combination and Asset Acquisition. The Company accounted for the Valiant Acquisition as a business combination pursuant to ASC 805, which required, among other things, that identifiable assets acquired and liabilities assumed be recognized at their

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

acquisition date fair value. Any excess of consideration transferred over the estimated fair value of assets acquired, net of liabilities assumed, was recorded as goodwill. Additionally, the tax basis of the acquired net assets differed from their respective book bases, which was calculated at their acquisition date fair value. Accordingly, certain assets and liabilities retained their historical tax basis, while their fair values were stepped-up for financial reporting purposes in accordance with ASC 805. This resulted in temporary differences, related to identifiable assets and other fair value adjustments recognized in purchase accounting. As a result of these differences, the Company recorded a deferred tax liability of $22.2 million during the six months ended June 30, 2026, reflecting the future tax consequences of the reversal of these differences. This deferred tax liability was offset by a deferred tax asset recognized in connection with the Common Unit Conversions, which gave rise to the future tax benefits expected to be realized by the Company. The deferred tax asset exceeds the deferred tax liability described above and, accordingly, the net impact of these items is presented within deferred tax assets in the accompanying condensed consolidated balance sheets.

Note 12 – Stockholders’ Equity and Redeemable Non-Controlling Interests

Equity Structure Prior to the IPO

Prior to the IPO, members’ equity was inclusive of additional paid-in capital and retained earnings of Flowco LLC. The capital structure of Flowco LLC consisted of only one class of limited partnership interests, Class A units. As of January 15, 2025, Flowco LLC had 10,000,000 Class A units outstanding. There were no Class A units outstanding as of December 31, 2025.

Post IPO and Current Equity Structure

The following table summarizes the capitalization and voting rights of the Company’s classes of stock as of June 30, 2026:

	Authorized	Issued & Outstanding	Votes per Share	Economic Rights
Preferred stock	10,000,000	—	N/A	N/A

Common stock:
Class A	300,000,000	43,964,877	1	Yes
Class B	150,000,000	46,380,539	1	No

The Company’s board of directors (“Board of Directors”) is authorized to direct the Company to issue shares of preferred stock in one or more series at its discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through June 30, 2026, no series of preferred stock have been issued.

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

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

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

Redemptions of LLC Interests

During the six months ended June 30, 2026, certain Continuing Equity Owners redeemed 14,182,444 of their Common Units of Flowco LLC, along with their corresponding shares of Class B common stock, in exchange for an equal number of shares of Class A common stock. Simultaneously, and in connection with these exchanges and redemptions, the Company canceled the exchanged shares of Class B common stock. As a result, the exchanged and redeemed LLC Interests are now considered to be within the control of the Company for accounting purposes, and the redeemable non-controlling interest associated with these redeemed shares was reclassified from temporary equity to permanent equity in the six months ended June 30, 2026.

As of June 30, 2026, the Company holds a 48.7% economic interest in Flowco LLC through its ownership of 43,964,877 LLC Interests but consolidates Flowco LLC as sole managing member. The remaining 46,380,539 LLC Interests, representing an 51.3% interest, are held by the Continuing Equity Owners.

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

During the six months ended June 30, 2026, the Company repurchased 780,000 shares of Class A common stock under the Repurchase Program at an average price of $21.18 per share for a total cost of $16.5 million inclusive of commissions and fees. Accrued excise taxes from these repurchases were $0.2 million and is included within accrued

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

expenses in the accompanying condensed consolidated balance sheets. As of June 30, 2026, all repurchased shares had been canceled and retired, resulting in a permanent reduction in both the number of shares outstanding and the Company’s total stockholders’ equity.

As of June 30, 2026, the remaining total available authorization under the Repurchase Program was approximately $18.5 million.

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

The ownership of the LLC Interests as of June 30, 2026, is summarized as follows:

	June 30, 2026		December 31, 2025
	Shares	Ownership %	Shares	Ownership %
Flowco Holdings interest in Flowco LLC	43,964,877	48.7%	29,091,960	32.4%
Continuing Equity Owners' interest in Flowco LLC	46,380,539	51.3%	60,562,983	67.6%
	90,345,416	100.0%	89,654,943	100.0%

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

The following table summarizes total distributions made by Flowco LLC to the Continuing Equity Owners and the Company during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Distributions to Continuing Equity Owners	$10,199	$18,792	$25,041	$18,792
Distributions to the Company	8,790	7,459	16,122	7,459
	$18,989	$26,251	$41,163	$26,251

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

Earnings per share is presented for the three and six months ended June 30, 2026, the three months ended June 30, 2025 and the period from after the IPO, January 16, 2025, to June 30, 2025. Prior to the IPO the membership structure consisted of Common Units and Class A Units. Flowco Holdings’ current capital structure is not reflective of the capital structure of Flowco LLC prior to the IPO and the Transactions. Therefore, earnings per share for the three and six months ended June 30, 2025, has been calculated based solely on the post-IPO period, as earnings per share is not meaningful for the period from January 1, 2025 to January 15, 2025, due to the different capital structure. The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income per share of Class A common stock for the periods following the Transactions:

(in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to Flowco Holdings, Basic	$12,515	$5,471	$19,957	$11,643
Add: Net income impact from assumed redemption of all LLC Interests to common stock	—	—	—	—
Less: Income tax expense on net income attributable to NCI at 22.2%	—	—	—	—
Net income attributable to Flowco Holdings, Diluted	$12,515	$5,471	$19,957	$11,643

Denominator:
Weighted average shares of common stock outstanding, Basic	42,857,602	25,728,144	37,289,553	25,725,197
Dilutive effects of:
LLC Interests that are exchangeable to common stock	—	—	—	—
Unvested RSUs and PRSUs	1,113,440	467,499	1,109,982	468,130
Weighted average shares of common stock outstanding, Diluted	43,971,042	26,195,643	38,399,535	26,193,327

Basic earnings per share	$0.29	$0.21	$0.54	$0.45
Diluted earnings per share	$0.28	$0.21	$0.52	$0.44

For the three and six months ended June 30, 2026, the three months ended June 30, 2025, and for the period from January 16, 2025 to June 30, 2025, the assumed redemption of LLC Interests in exchange for shares of Class A common stock was antidilutive under the if-converted method. Accordingly, the related add-back of net income attributable to redeemable non-controlling interests and the corresponding incremental Class A common shares were excluded from the computation of diluted earnings per share.

The impact of unvested RSUs was dilutive and has been included using the treasury stock method for the three and six months ended June 30, 2026, the three months ended June 30, 2025, and for the period from January 16, 2025 to June 30, 2025.

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

The maximum number of shares that are subject to awards under the Equity Plan is subject to an annual increase equal to the lesser of 2% of the number of Class A shares common stock issued and outstanding on December 31 of the immediately preceding calendar year and an amount determined by our Board of Directors. As of June 30, 2026, 4,292,372 shares of Class A common stock are available for future grant under the Equity Plan. The following table summarizes compensation expense for RSUs and PRSUs for the three and six months ended June 30, 2026 and 2025. These costs are included in selling, general and administrative costs in the accompanying condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RSUs	$2,713	$3,029	$5,441	$4,403
PRSUs	361	—	719	—
Total compensation expense	$3,074	$3,029	$6,160	$4,403

Restricted Stock Units

The RSU awards granted to the Company’s executives and employees generally vest over a three-year period, either vesting ratably in equal tranches over the vesting period or cliff vest on the third anniversary of the award grant date, with accelerated vesting upon a qualifying change in control of the Company. The RSU awards granted to non-employee directors vest in twelve equal installments on each of the first twelve quarterly anniversaries following the grant date of the award, subject to such non-employee director continuing in service through such date. Each RSU represents a contingent right to receive one share of Class A Common Stock.

The following table summarizes the RSU award activity under the Equity Plan for the six months ended June 30, 2026:

	Restricted Stock Units
	Number of Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	585,318	$29.71
Granted	830,447	18.81
Vested	(15,624)	29.75
Forfeited	(16,530)	24.29
Unvested as of June 30, 2026	1,383,611	23.30

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

There was approximately $21.8 million of unrecognized compensation expense relating to the unvested RSUs as of June 30, 2026. The unrecognized compensation expense will be recognized over the weighted average remaining vesting period of 1.7 years.

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

The following table summarizes the PRSU award activity under the Equity Plan for the six months ended June 30, 2026:

	Performance Restricted Stock Units
	Number of Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	—	$—
Granted	202,802	20.41
Vested	—	—
Forfeited	—	—
Unvested as of June 30, 2026	202,802	20.41

There was approximately $3.6 million of unrecognized compensation expense relating to the unvested PRSUs as of June 30, 2026. The unrecognized compensation expense will be recognized over the weighted average remaining vesting period of 2.5 years.

Note 15 – Employee Benefit Plan

The Company maintains a 401(k) retirement savings plan for the employees who meet certain eligibility requirements. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. Currently, the Company matches 80 to 100% of an employee’s contribution to the 401(k) plan, with the matching contribution from the Company up to 4.5% of the employee’s compensation. These matching contributions vest immediately.

The Company’s matching contributions amounted to approximately $2.1 million and $2.1 million during the six months ended June 30, 2026 and 2025, respectively.

Note 16 – Commitments and Contingencies

Claims and Legal Proceedings

The Company is, and from time to time may be, subject to various claims and legal proceedings which arise in the ordinary course of business. The Company accrues liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

The Company also maintains insurance coverage for certain matters, including employment practices and other fiduciary liabilities. Insurance recoveries are recognized separately from the related loss contingency when recovery

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

is deemed probable and are not offset against the related accrued liability in the accompanying condensed consolidated balance sheets.

As of June 30, 2026, the Company had accrued an estimated loss of $8.0 million associated with legal matters for which management concluded that a loss was probable and reasonably estimable. The related accrued liability is included within accrued expenses, and the corresponding insurance recovery receivable is included within prepaid expenses and other current assets, in the accompanying condensed consolidated balance sheets. The Company expects to recover substantially all of the estimated loss under its applicable insurance coverage, subject to the terms, conditions and deductible of the insurance policy. Based on the information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

Other than the matters described above, in the opinion of management, there are no pending legal matters that are likely to have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

Note 17 – Segment Information

Our operations are primarily based in the United States. All material revenues of the Company are derived from the United States. Substantially all long-lived assets of the Company are located in the U.S.

The Company identifies reportable operating segments based on management’s structure, the customers’ application of its products and services offered by each and the financial data utilized by the Company’s Chief Executive Officer (the chief operating decision maker or “CODM”) to assess segment performance and allocate resources among segments. The Company’s two reportable operating segments are as follows:

•
Production Solutions: relates to rental, sale and services related to high pressure gas lift, electric submersible pump lift, conventional gas lift and plunger lift. This segment includes rental, sales, and service revenues.
•
Natural Gas Technologies: relates to the design, manufacturing, rental, sales and servicing of vapor recovery and natural gas systems. This segment includes rental, sales, service revenues and emissions management and monetization technology.

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

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

The tables below contain revenues and certain expenses regularly presented to the CODM in order to make decisions regarding the Company's business, including resource allocation and performance assessments for the periods presented (in thousands):

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Production Solutions	Natural Gas Technologies	Total	Production Solutions	Natural Gas Technologies	Total

Revenues from external customers	$170,878	$64,981	$235,859	$311,041	$134,348	$445,389
Intersegment revenues	—	13,693	13,693	—	24,956	24,956
Total revenues	170,878	78,674	249,552	311,041	159,304	470,345
Elimination of intersegment revenue			(13,693)			(24,956)
Total consolidated revenues			235,859			445,389
Less:
Cost of revenues from external customers (1)	79,735	29,695	109,430	142,234	62,152	204,386
Intersegment cost of revenue	43	13,650	13,693	82	24,874	24,956
Total cost of revenues	79,778	43,345	123,123	142,316	87,026	229,342
Elimination of intersegment cost of revenue			(13,693)			(24,956)
Total consolidated cost of revenue			109,430			204,386
Selling, general and administrative expenses (1)	20,138	7,577	27,715	36,142	14,802	50,944
Depreciation and amortization (1)	32,197	17,164	49,361	58,096	32,751	90,847
(Gain) loss on sale of equipment	261	(77)	184	575	(81)	494
Segment profit	$38,504	$10,665	49,169	$73,912	$24,806	98,718
Corporate expenses (2)			(7,951)			(21,207)
Total operating income			41,218			77,511
Interest expense			(5,597)			(9,945)
Other income (expense), net			(29)			(490)
Income before provision for income taxes			$35,592			$67,076

____________________________

(1) Represents the significant expense categories and amounts for each reportable operating segment that are regularly provided to the chief operating decision maker.

(2) Comprised primarily of expenses not allocated to our reportable segments.

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Production Solutions	Natural Gas Technologies	Total	Production Solutions	Natural Gas Technologies	Total

Revenues from external customers	$128,245	$64,970	$193,215	$244,237	$141,328	$385,565
Intersegment revenues	—	17,072	17,072	—	26,211	26,211
Total revenues	128,245	82,042	210,287	244,237	167,539	411,776
Elimination of intersegment revenue			(17,072)			(26,211)
Total consolidated revenues			193,215			385,565
Less:
Cost of revenues from external customers (1)	60,114	30,067	90,181	112,437	70,161	182,598
Intersegment cost of revenue	98	16,974	17,072	98	26,113	26,211
Total cost of revenues	60,212	47,041	107,253	112,535	96,274	208,809
Elimination of intersegment cost of revenue			(17,072)			(26,211)
Total consolidated cost of revenue			90,181			182,598
Selling, general and administrative expenses (1)	15,149	8,706	23,855	29,826	18,760	48,586
Depreciation and amortization (1)	18,192	14,967	33,159	37,806	29,466	67,272
(Gain) loss on sale of equipment	120	(52)	68	166	(143)	23
Segment profit	$34,572	$11,380	45,952	$63,904	$23,182	87,086
Corporate expenses (2)			(8,834)			(14,643)
Total operating income			37,118			72,443
Interest expense			(6,445)			(11,810)
Other income (expense), net			559			292
Income before provision for income taxes			$31,232			$60,925

____________________________

(1) Represents the significant expense categories and amounts for each reportable operating segment that are regularly provided to the chief operating decision maker.

(2) Comprised primarily of expenses not allocated to our reportable segments.

The following tables set forth certain selected financial information for our operating segments for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Segment capital expenditures:
Production Solutions	$48,039	$31,730
Natural Gas Technologies	23,340	31,663
Total segment capital expenditures	71,379	63,393
Corporate and other	480	227
Total capital expenditures	$71,859	$63,620

	As of June 30,
	2026	2025
Segment assets:
Production Solutions	$1,172,243	$903,557
Natural Gas Technologies	824,758	759,608
Total segment assets	1,997,001	1,663,165
Eliminations	(158,743)	(72,199)
Corporate and other	84,752	15,144
Total assets	$1,923,010	$1,606,110

Flowco Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Note 18 – Subsequent Events

On July 30, 2026, the Company’s Board of Directors approved a quarterly cash dividend for the Company’s shares of Class A common stock. The dividend for each share of Class A common stock will be $0.09 per share payable to holders of Class A common stock of record as of the close of business on August 14, 2026, and will be paid on August 26, 2026. Flowco LLC will also make a corresponding distribution of $0.09 per unit to its common unit holders.

On August 10, 2026, the Company’s Board of Directors approved a one-time special cash dividend of $0.14 per share of Class A common stock, payable on August 31, 2026, to holders of record as of the close of business on August 21, 2026 (the “Special Dividend”). The Special Dividend will be funded from cash available on hand. The Special Dividend applies only to the Company’s outstanding shares of Class A common stock and represents a one-time, discretionary event. This Special Dividend should not be viewed as establishing a precedent, dividend policy, or expectation that the Company’s Board of Directors will approve similar dividends in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For further information on items that could impact our future operating performance or financial condition, see the sections entitled “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report. We assume no obligation to update any of these forward-looking statements, except as required by law. Unless otherwise indicated or the context otherwise requires, the historical financial information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects only the historical financial results of Flowco Holdings Inc. and its consolidated subsidiaries and references to the “Company,” “we,” “our,” or “us” are to Flowco Holdings Inc. and its consolidated subsidiaries.

Background and Business Overview

We are a leading provider of production optimization, artificial lift and emissions management and monetization solutions for the oil and natural gas industry. The Company’s core technologies include high pressure gas lift (“HPGL”), electric submersible pumps (“ESP”), conventional gas lift, plunger lift, and vapor recovery units (“VRUs”), all supported by proprietary digital tools that enable real-time remote monitoring and control to enhance efficiency and performance.

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

As of June 30, 2026, our Production Solutions and Natural Gas Technologies segments operated a combined fleet of over 5,500 active systems, generating consistent, recurring revenues through the long production life of wells. For a more detailed overview of our business, see Part I, Item 1, Business, and Part I, Item 2, Properties, included in our Annual Report.

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

Pursuant to the Purchase Agreement, we paid aggregate consideration, including Valiant’s cash on hand, of approximately $316.0 million, consisting of (i) $283.2 million of cash, of which $113.2 million was related to Valiant’s cash on hand, subject to adjustment in accordance with the Purchase Agreement, and (ii) 1,454,849 shares of Class A common stock of the Company. We funded the cash portion of the acquisition through available capacity under our Revolving Credit Facility. Upon the consummation of this acquisition, both the Acquired Company and Valiant became our wholly owned subsidiaries.

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

Over the mid to long-term, we expect demand for oil and natural gas exploration and production as well as new energy platforms to continue to require more advanced technology from the energy services industry. While uncertainty remains due to the factors discussed above, we believe our integrated portfolio of products and services, differentiated technologies and strong market position us to capitalize on opportunities across our end markets. Accordingly, we remain cautiously optimistic regarding our long-term growth prospects.

Tariff Environment and Mitigation Efforts

We continue to monitor developments in the global tariff environment and evaluate their potential impact on our operations, supply chain and cost structure. Although changes in tariffs and global trade policies may increase the cost of raw materials, affect product availability and contribute to inflationary pressures within our business and those of our customers, we do not currently expect the existing tariff environment to have a material impact on our business, financial condition or results of operations. Management continues to evaluate opportunities to mitigate tariff-related costs through sourcing, pricing and supply chain initiatives, while also pursuing available opportunities to recover previously paid tariffs through governmental actions, legal proceedings, administrative rulings and approved refund claims, where appropriate.

During 2026, the Company received refunds of previously paid tariffs and expects to receive additional refunds as outstanding claims continue to be processed. While management does not currently expect tariffs or related refund activity to have a material impact on the Company's long-term operating results, we will continue to monitor developments in global trade policy and pursue opportunities to mitigate tariff-related costs and recover eligible tariffs where appropriate.

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

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

	Three Months Ended June 30,
	2026	2025	Change ($)	Change (%)
Revenues
Rentals	$132,670	$102,104	$30,566	30%
Sales	103,189	91,111	12,078	13%
Total revenues	235,859	193,215	42,644	22%
Operating expenses
Cost of rentals (exclusive of depreciation and amortization disclosed separately below)	35,221	27,602	7,619	28%
Cost of sales (exclusive of depreciation and amortization disclosed separately below)	74,209	62,579	11,630	19%
Selling, general and administrative expenses	35,655	32,683	2,972	9%
Depreciation and amortization	49,372	33,165	16,207	49%
Loss on sale of equipment	184	68	116	171%
Income from operations	41,218	37,118	4,100	11%
Other expenses
Interest expense, net	(5,597)	(6,445)	848	(13%)
Other expenses	(29)	559	(588)	(105%)
Total other expenses	(5,626)	(5,886)	260	(4%)
Income before provision for income taxes	35,592	31,232	4,360	14%
Income tax provision	(4,648)	(3,880)	(768)	20%
Net income	30,944	27,352	3,592	13%
Net income attributable to redeemable non-controlling interests	18,429	21,881	(3,452)	(16%)
Net income attributable to Flowco Holdings Inc.	$12,515	$5,471	$7,044	129%

Revenue – rentals. Rental revenue was $132.7 million for the three months ended June 30, 2026, an increase of $30.6 million, or 30%, from $102.1 million for the three months ended June 30, 2025. This increase in rental revenue was driven primarily by three factors as follows:

•
Surface equipment fleet size experienced an increase of 179 average active systems per month from 1,491 during the three months ended June 30, 2025, to 1,670 average active surface equipment systems per month during the three months ended June 30, 2026. Additionally, average rental rate also had a $1,073 increase in average monthly price from $12,950 per unit during the three months ended June 30, 2025 to $14,023 per unit during the three months ended June 30, 2026. These increases approximate 12% and 8% for fleet size and average rental rate per unit, respectively, and contribute to a total increase in surface equipment rental revenue of $13.0 million, or approximately 23%.
•
Vapor recovery fleet size experienced an increase of 63 average active systems per month from 2,973 during the three months ended June 30, 2025 to 3,036 average active vapor recovery units per month during three months ended June 30, 2026. Additionally, average rental rate had a $280 increase in average monthly price from $4,848 per unit during the three months ended June 30, 2025 to $5,128 per unit during the three months ended June 30, 2026. These increases approximate 2% and 6% for fleet size and average rental rate per unit, respectively, and contribute to a total increase in vapor recovery rental revenue of $3.1 million, or approximately 7%.

•
Downhole component fleets are new additions to our fleet footprint resulting from the Valiant Acquisition on March 2, 2026, as discussed above. During the three months ended June 30, 2026, the downhole component fleets consisted of 826 average active systems.

Revenue – sales. Sales revenue was $103.2 million for the three months ended June 30, 2026, an increase of $12.1 million, or 13%, compared with $91.1 million for the three months ended June 30, 2025. The increase was primarily driven by higher sales of downhole components of approximately $15.2 million, primarily attributable to incremental sales from the Valiant Acquisition, which was completed in March 2026 and therefore was not reflected in the three months ended June 30, 2025. The increase also reflects higher sales of natural gas systems of approximately $1.3 million due to strong customer demand during the three months ended June 30, 2026. These increases were partially offset by a decrease in VRU sales of approximately $4.4 million as certain customers shifted their purchasing preferences from purchasing VRUs to renting equipment within our Natural Gas Technologies segment.

In addition to sales to our external customers, we sell our natural gas systems to our Production Solutions segment through intercompany transactions for further use in its operations. Intercompany sales of natural gas systems to the Production Solutions segment were approximately $13.7 million for the three months ended June 30, 2026, a decrease of approximately $3.4 million from approximately $17.1 million in the three months ended June 30, 2025. The decrease was primarily attributable to certain HPGL customers taking fewer new units than previously anticipated and delaying the timing of deliveries relative to their original schedules. All intercompany revenues have been eliminated in consolidation.

Cost of rentals. Rental cost was $35.2 million in the three months ended June 30, 2026, an increase of $7.6 million, or approximately 28%, from $27.6 million for the three months ended June 30, 2025. The increase was primarily due to higher costs of approximately $6.9 million associated with the Surface Equipment rental fleet, reflecting increased rental activity, higher maintenance expenditures and operating costs on the rental fleet, and increased labor costs resulting from higher headcount. The increase in rental costs was generally consistent with the growth in rental revenues discussed above, although costs increased at a higher rate due to the additional maintenance and labor expenses.

Cost of sales. Cost of sales was $74.2 million for the three months ended June 30, 2026, an increase of $11.6 million, or approximately 19%, from $62.6 million for the three months ended June 30, 2025. This increase was primarily attributable to approximately $13.0 million of incremental cost of sales associated with the Valiant Acquisition, which was completed in March 2026 and therefore was not reflected in the three months ended June 30, 2025. Cost of sales also increased by approximately $2.1 million within the Natural Gas Technologies segment due to higher customer orders during the three months ended June 30, 2026. These increases were partially offset by lower cost of sales for VRUs and downhole component parts, consistent with the decreases in the related sales revenues discussed above.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2026 were $35.7 million, an increase of $3.0 million, or approximately 9%, from $32.7 million for the three months ended June 30, 2025. This increase was primarily attributable to approximately $4.1 million of incremental selling, general and administrative expenses associated with the Valiant Acquisition, which was completed in March 2026 and therefore was not reflected in the three months ended June 30, 2025. The increase was partially offset by lower corporate selling, general and administrative expenses, primarily due to a reduction in legal and professional fees incurred in the first quarter of 2026 in connection with the Valiant Acquisition.

Depreciation and amortization. Depreciation and amortization was $49.4 million for the three months ended June 30, 2026, an increase of $16.2 million, or approximately 49%, from $33.2 million for the three months ended June 30, 2025. The increase was primarily attributable to approximately $8.1 million of depreciation and amortization expense associated with the Valiant Acquisition, which was completed in March 2026 and therefore was not reflected in the three months ended June 30, 2025. Excluding the impact of the Valiant Acquisition, depreciation and amortization expense increased by approximately $8.1 million, primarily due to the continued expansion of the Company's rental fleet, including additional assets placed into service and assets acquired in the Archrock acquisition, principally within the Estis and Flogistix businesses.

Interest expense. Interest expense was $5.6 million in the three months ended June 30, 2026 compared to $6.4 million in the three months ended June 30, 2025. This decrease in interest expense of $0.8 million, or approximately 13%, was primarily due to lower average borrowings outstanding in the three months ended June 30, 2026 compared to the three months ended June 30, 2025, reflecting our ability to maintain and, from time to time, reduce outstanding debt using cash flows from operations following the IPO and through the three months ended June 30, 2026. This decrease was partially offset by borrowings incurred in March 2026 to fund the Valiant Acquisition.

Income tax provision. Income tax provision was $4.6 million for the three months ended June 30, 2026, an increase of $0.8 million, or approximately 20%, compared to $3.9 million for the three months ended June 30, 2025. This increase in income tax provision is primarily attributable to the impact on the tax rate due to the Company’s increased ownership in Flowco LLC in the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	Six Months Ended June 30,
	2026	2025	Change ($)	Change (%)
Revenues
Rentals	$254,543	$199,400	$55,143	28%
Sales	190,846	186,165	4,681	3%
Total revenues	445,389	385,565	59,824	16%
Operating expenses
Cost of rentals (exclusive of depreciation and amortization disclosed separately below)	67,773	54,453	13,320	24%
Cost of sales (exclusive of depreciation and amortization disclosed separately below)	136,613	128,145	8,468	7%
Selling, general and administrative expenses	72,131	63,217	8,914	14%
Depreciation and amortization	90,867	67,284	23,583	35%
Loss on sale of equipment	494	23	471	2048%
Income from operations	77,511	72,443	5,068	7%
Other expenses
Interest expense, net	(9,945)	(11,810)	1,865	(16%)
Other expenses	(490)	292	(782)	(268%)
Total other expenses	(10,435)	(11,518)	1,083	(9%)
Income before provision for income taxes	67,076	60,925	6,151	10%
Income tax provision	(8,678)	(6,528)	(2,150)	33%
Net income	58,398	$54,397	$4,001	7%
Net income attributable to redeemable non -controlling interests	38,441	42,754	(4,313)	(10%)
Net income attributable to Flowco Holdings Inc.	$19,957	$11,643	$8,314	71%

Revenue – rentals. Rental revenue was $254.5 million for the six months ended June 30, 2026, an increase of $55.1 million, or 28%, from $199.4 million for the six months ended June 30, 2025. This increase in rental revenue was driven primarily by three factors as follows:

•
Surface equipment fleet size experienced an increase of 183 average active systems per month from 1,486 during the six months ended June 30, 2025, to 1,669 average active surface equipment systems per month during the six months ended June 30, 2026. Additionally, average rental rate also had a $1,293 increase in average monthly price from $12,673 per unit during the six months ended June 30, 2025 to $13,967 per unit during the six months ended June 30, 2026. These increases approximate 12% and 10% for fleet size and average rental rate per unit, respectively, and contribute to a total increase in surface equipment rental revenue of $28.4 million, or approximately 25.3%.
•
Vapor recovery fleet size experienced an increase of 66 average active systems per month from 2,963 during the six months ended June 30, 2025 to 3,029 average active vapor recovery units per month during six months ended June 30, 2026. Additionally, average rental rate had a $310 increase in average monthly price from $4,783 per unit during the six months ended June 30, 2025 to $5,093 per unit during the six months ended June 30, 2026. These increases approximate 2% and 6% for fleet size and average rental rate per unit, respectively, and contribute to a total increase in vapor recovery rental revenue of $7.6 million, or approximately 8.7%.
•
Downhole component fleets are new additions to our fleet footprint resulting from the Valiant Acquisition on March 2, 2026, as discussed above. Due to the timing of this acquisition, our rental revenues include four months of operations of these downhole component fleets. During the six months ended June 30, 2026, the downhole component fleets consisted of 820 average active systems.

Revenue – sales. Sales revenue was $190.8 million for the six months ended June 30, 2026, an increase of $4.7 million, or 3%, from $186.2 million for the six months ended June 30, 2025. This increase in sales revenue was primarily driven by approximately $24.4 million of incremental sales attributable to the Valiant Acquisition, which was completed in March 2026 and therefore was not reflected in the six months ended June 30, 2025. This increase was partially offset by lower sales within the Natural Gas Technologies segment, including an approximately $11.2 million decrease in natural gas systems sales due to exceptionally strong customer order volumes during the six months ended June 30, 2025 and an approximately $3.3 million decrease in VRU sales due to the timing of customer orders for large equipment. The increase was also partially offset by an approximately $5.2 million decrease in downhole component parts sales within the Production Solutions segment, primarily resulting from reduced international revenues associated with conflicts in the Middle East and lower Gulf of America business activity.

In addition to sales to our external customers, we sell our natural gas systems through intercompany transactions for further use in the Production Solutions segment. Approximately $24.9 million of intercompany natural gas system sales to the Production Solutions segment were recognized in the six months ended June 30, 2026, a decrease of approximately $1.2 million in intercompany revenues from approximately $26.1 million in the six months ended June 30, 2025 due primarily to certain HPGL customers taking fewer new units than previously anticipated and delaying the timing of deliveries relative to their original schedules. All intercompany revenues have been eliminated in consolidation.

Cost of rentals. Rental cost was $67.8 million in the six months ended June 30, 2026, an increase of $13.3 million, or approximately 24%, from $54.5 million for the six months ended June 30, 2025. The increase was primarily attributable to approximately $11.9 million of higher costs associated with the Surface Equipment rental fleet, reflecting increased rental activity, higher maintenance expenditures and operating costs on the rental fleet and increased labor costs resulting from higher headcount. Rental costs also increased by approximately $0.8 million for Vapor Recovery rental activity and approximately $0.7 million for downhole component rental activity from the Valiant Acquisition, which was not present during the six months ended June 30, 2025. The increase in rental costs was generally consistent with the growth in rental revenues discussed above, although costs associated with the Surface Equipment rental fleet increased at a higher rate due to the additional maintenance and labor expenses.

Cost of sales. Sales cost was $136.6 million for the six months ended June 30, 2026, an increase of $8.5 million, or approximately 7%, from $128.1 million for the six months ended June 30, 2025. This increase was primarily attributable to approximately $17.5 million of incremental cost of sales associated with the Valiant Acquisition, which was completed in March 2026 and therefore was not reflected in the six months ended June 30, 2025. This increase was partially offset by an approximately $7.4 million decrease in cost of sales within the Natural Gas Technologies segment due to lower natural gas systems sales following exceptionally strong customer order volumes during the prior-year period. Cost of sales also decreased by approximately $1.4 million for VRUs and approximately $0.2 million for downhole component parts, consistent with the decreases in the related sales revenues discussed above.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2026 were $72.1 million, an increase of $8.9 million, or approximately 14%, from $63.2 million for the six months ended June 30, 2025. This increase was primarily attributable to approximately $5.3 million of incremental selling, general and administrative expenses associated with the Valiant Acquisition, which was completed in March 2026 and therefore was not reflected in the six months ended June 30, 2025. Selling, general and administrative expenses also increased due to higher corporate expenses, primarily consisting of legal and acquisition-related professional fees that were not incurred in the six months ended June 30, 2025 and higher share-based compensation expense, as well as higher employee related expenses from the overall increased headcount. These increases were partially offset by lower selling, general and administrative expenses across certain of our legacy entities, primarily due to the absence of one-time legacy equity-based compensation crystallization expense recognized during the six months ended June 30, 2025 in connection with the Company's IPO.

Depreciation and amortization. Depreciation and amortization was $90.9 million for the six months ended June 30, 2026 an increase of $23.6 million or approximately 35%, from $67.3 million for the six months ended June 30, 2025. The increase was primarily attributable to approximately $10.6 million of depreciation and amortization expense associated with the Valiant Acquisition, which was completed in March 2026 and therefore was not reflected in the six months ended June 30, 2025. Excluding the impact of the Valiant Acquisition, depreciation and amortization expense increased by approximately $12.9 million, primarily due to the continued expansion of the Company's rental fleet, including additional assets placed into service and assets acquired in the Archrock acquisition.

Interest expense. Interest expense was $9.9 million in the six months ended June 30, 2026 compared to $11.8 million in the six months ended June 30, 2025. This decrease in interest expense of $1.9 million, or approximately 16%, was primarily due to lower average borrowings outstanding in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, reflecting our ability to maintain and, from time to time, reduce outstanding debt using cash flows from operations following the IPO and through the six months ended June 30, 2026. This decrease was partially offset by borrowings incurred in March 2026 to fund the Valiant Acquisition.

Income tax provision. Income tax provision was $8.7 million for the six months ended June 30, 2026, an increase of $2.2 million, or approximately 33%, compared to $6.5 million for the six months ended June 30, 2025. This increase in income tax provision is primarily attributable to the impact on the tax rate due to the Company’s increased ownership in Flowco LLC in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

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

Sources of Liquidity and Indebtedness

As of June 30, 2026, we had $19.2 million of cash and cash equivalents. We believe existing cash and cash equivalents and cash flows from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We have historically generated cash and funded our operations primarily from cash flows from operating activities as well as availability under our Credit Agreement. Borrowings under our Credit Agreement have a maturity date of August 20, 2029, at which all principal owed is payable upon maturity. Our interest rate is Term Secured Overnight Finance Rate (“SOFR”) for one month plus 0.1% (“Adjusted REVSOFR30”) plus a contractual applicable margin based on the Company’s calculated leverage ratio, which combined approximates 5.43% per annum at the effective date with interest due monthly. If such rate is below contractual minimums, the interest rate will be calculated based on Adjusted Term SOFR Rate, Adjusted REVSOFR30 Rate or the Adjusted Daily Simple SOFR Rate. Depending upon market conditions and other factors, we may also have the ability to issue additional equity and/or debt, as needed.

As of August 7, 2026, we had $274.1 million outstanding borrowings and $446.4 million available borrowing capacity under our Credit Agreement.

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

In February and May 2026, our Board of Directors declared and paid a cash dividend of $0.08 per share and $0.09 per share payable to holders of Class A common stock of record as of the close of business on February 13, 2026 and May 15, 2026, respectively (the “Common Stock Dividend”). In conjunction with the Common Stock Dividend, Flowco LLC declared a distribution on its units of $0.08 and $0.09 per unit to all unitholders of record of Flowco LLC as of the close of business on February 13, 2026 and May 15, 2026, respectively. The declaration and payment of future dividends will be at the discretion of our Board of Directors and will depend on future business conditions, financial conditions, results of operations and other factors.

Common Share Repurchase Program

On June 11, 2025, our Board of Directors authorized the Repurchase Program to reacquire shares via open market purchase, privately negotiated transactions, or by other means in accordance with the regulations of the Securities and Exchange Commission. The Repurchase Program does not obligate us to repurchase any particular amount of shares and may be modified, suspended, or discontinued at any time. The timing of purchases and the number of shares repurchased under the Repurchase Program will depend on a variety of factors including price, trading volume, market conditions and corporate and regulatory requirements.

During the three months ended June 30, 2026, we repurchased no shares under the Repurchase Program. During the six months ended June 30, 2026, we repurchased and subsequently retired 780,000 shares of our Class A common stock at an average price of $21.18 per share, excluding commissions.

As of June 30, 2026, the remaining total available authorization under the Repurchase Program was approximately $18.5 million.

Cash Flow Analysis

The following table presents our summary cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$173,940	$124,727
Net cash used in investing activities	$(233,914)	$(63,445)
Net cash provided by (used in) financing activities	$74,641	$(56,610)

Operating Cash Flows– Net cash provided by operating activities was $173.9 million in the six months ended June 30, 2026 compared to $124.7 million in the six months ended June 30, 2025, an increase of approximately $49.2 million. Operating cash flows increased primarily due to timing of payments to vendors, suppliers and other third parties.

Investing Cash Flows – Net cash used in investing activities was $233.9 million and $63.4 million for the six months ended June 30, 2026 and 2025, respectively. The approximately $170.5 million increase in net cash used was primarily attributable to the cash paid for the Valiant acquisition during the six months ended June 30, 2026.

Financing Cash Flows – Cash from financing activities had a favorable swing of $131.2 million from a net cash used of $56.6 million in the six months ended June 30, 2025 to net cash provided by financing activities of $74.6 million in the six months ended June 30, 2026. This $131.2 million change was primarily attributable to (i) $599.5 million favorable year-over-year change in net cash flows from long-term debt, consisting of higher borrowings and lower repayments during the six months ended June 30, 2026, (ii) the absence of $20.9 million purchase of LLC Interests from the Continuing Equity Owners immediately following the IPO, partially offset by (i) the absence of $461.8 million IPO proceeds in January 2025, (ii) $16.7 million of repurchase of Class A common stock in March 2026, (iii) $6.2 million additional distributions to the members of Flowco LLC in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, and (iv) $4.0 million additional dividends paid to the shareholders of the Company’s Class A common stock.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an emerging growth company we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our systems of internal controls over financial reporting pursuant to Section 404, (ii) provide all the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Act, (iii) comply with the requirement of the PCAOB regarding the communication of critical audit matters in the auditor’s report on the financial statements, and (iv) disclose certain executive compensation-related items, such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until we no longer meet the requirements of being an emerging growth company. We will remain an emerging growth company until the earliest of: (i) the last day of the fiscal year in which it has total annual gross revenues of $1.235 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the IPO; (iii) the date on which the Company has issued more than $1 billion in non-convertible debt during the previous three-year period; or (iv) the date on which the Company is deemed to be a “large accelerated filer,” which means the market value of the Company’s Class A common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of the most recently completed second fiscal quarter (following twelve months from the IPO).

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements recently adopted and not yet adopted, refer to Note 2 – Summary of Significant Accounting Policies to our accompanying condensed consolidated financial statements in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and inflation. These market risks arise in the normal course of business. During the six months ended June 30, 2026, there have been no material changes to the information included under Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2026.

Based on the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weaknesses in our internal control over financial reporting described below.

Notwithstanding the material weaknesses discussed below, we believe our condensed consolidated financial statements fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented, in accordance with GAAP.

Previously Reported Material Weaknesses

As disclosed in Item 9A – Controls and Procedures of our Annual Report, we previously identified material weaknesses in our internal control over financial reporting, which continue to exist as of June 30, 2026. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

The material weaknesses resulted in a revision to a disclosure in the consolidated financial statements as of and for the year ended December 31, 2023, and immaterial adjustments to the consolidated financial statements as of and for the years ended December 31, 2023 and 2022, and as of and for the nine-month period ended September 30, 2024. The material weaknesses also resulted in adjustments recorded prior to the issuance of the consolidated financial statements as of and for the year ended December 31, 2024 and an adjustment to a disclosure recorded prior to the issuance of the condensed consolidated financial statements as of and for the nine-month period ended September 30, 2024. The material weaknesses also resulted in a revision to the previously issued consolidated financial statements for the interim periods prior to September 30, 2025, the annual period ended December 31, 2024 and the previously filed prospectus for the nine months ended September 30, 2024. The material weaknesses also resulted in a revision to the previously issued unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025, the three and nine months ended September 30, 2025, and the three months ended March 31, 2026, and to the previously issued audited consolidated financial statements for the year ended December 31, 2025. See Note 2 - Summary of Significant Accounting Policies within this Quarterly Report for more information. In addition, in connection with the preparation of the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026, the material weaknesses resulted in a reclassification adjustment between additional paid-in capital and retained earnings.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report (including the risk factor set forth below), you should carefully consider the factors discussed under Part I, Item 1A. Risk Factors in our Annual Report and Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the three months ended March 31, 2026. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report. Except as set forth below, there have been no material changes in the risks affecting the Company since the filing of our Annual Report.

We are subject to information technology, cybersecurity and privacy risks, and have experienced cybersecurity incidents.

We depend on various information technologies and other products and services to store and process business information and otherwise support our business activities. We also manufacture and sell hardware and software to provide monitoring, controls and optimization of customers’ critical assets in oil and natural gas production and distribution. In addition, certain of our customer offerings include digital components, such as remote monitoring of certain customer operations. We also provide services to maintain these systems. Additionally, our operations rely upon partners, suppliers and other third-party providers of information technology and other products and services. If any of these information technologies, products or services are damaged, cease to properly function, are breached due to employee error, malfeasance, system errors, or other vulnerabilities, or are subject to cybersecurity attacks, such as those involving unauthorized access, malicious software and/or other intrusions, we and our partners, suppliers or other third parties could experience: (i) production downtimes; (ii) operational delays; (iii) the compromising of confidential, proprietary or otherwise protected information, including personal and customer data; (iv) destruction, corruption, or theft of data; (v) security breaches; (vi) other manipulation, disruption, misappropriation or improper use of our systems or networks; (vii) hydrocarbon pollution from loss of containment; (viii) financial losses from remedial actions; (ix) loss of business or potential liability; (x) adverse media coverage; and (xi) legal claims or legal proceedings, including regulatory investigations and actions, and/or damage to our reputation. Increased risks of such attacks and disruptions also exist as a result of geopolitical conflicts, such as the continuing conflict between Russia and Ukraine and the Middle East.

During the second quarter of 2026, we experienced a cybersecurity incident in which a threat actor gained unauthorized access to certain Company systems, resulting in the exfiltration of certain internal business data. We promptly detected the incident, took steps to contain the unauthorized access, restored access for all systems, and engaged outside cybersecurity experts and legal counsel to assist with our response. Our systems and business operations were not materially disrupted, and, the incident did not materially affect, and is not reasonably likely to materially affect, our business, financial condition, results of operations or cash flows.

We expect such cybersecurity threats targeting our systems and those of our third-party solutions to continue, and the Company’s and our customers’, partners’, vendors’ and other third- parties’ systems, networks, products and services remain potentially vulnerable to known or unknown cybersecurity threats and attacks. While we do not believe any prior cybersecurity incident has been material to date, we attempt to mitigate these risks through employee training, technical security controls, incident response procedures and the maintenance of backup and protective systems. However, these measures may not be effective against all threats, and a successful breach or attack involving the Company's information technology systems or those of third parties on which we rely could have a material adverse effect on our business, results of operations, financial condition and cash flows

While we currently maintain cybersecurity insurance, such insurance may not be sufficient in type or amount to cover us against claims related to cybersecurity breaches or attacks, failures or other data security-related incidents, and we cannot be certain that cyber insurance will continue to be available to us on economically reasonable terms, or at all, or that an insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could materially and adversely affect our results of operations, cash flows, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. During the three months ended June 30, 2026, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Appointment of Executive Vice President

Effective August 11, 2026, the Company appointed Gareth Ford as Executive Vice President, Production Solutions. Mr. Ford joined the Company in March 2026 in connection with the Company’s acquisition of Valiant, where he previously served as Chief Executive Officer. In his new role, Mr. Ford will oversee the Company’s Production Solutions segment and report directly to the Company’s President and Chief Executive Officer.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

2.1	Contribution Agreement, dated as of June 20, 2024, by and among Flowco MergeCo LLC, GEC Estis Holdings LLC, Flowco Production Solutions, L.L.C. and Flogistix Holdings, LLC	S-1	2.1	01-13-2025
2.1+	Stock Purchase Agreement dated February 1, 2026, by and between Flowco Holdings Inc. and Riverway Group	8-K	2.1	02-02-2026
3.1	Amended and Restated Certificate of Incorporation of Flowco Holdings Inc.	S-8	4.1	01-17-2025
3.2	Amended and Restated Bylaws of Flowco Holdings Inc.	S-8	4.2	01-17-2025
4.1	Registration Rights and Lock-Up Agreement, dated March 2, 2026, by and between Flowco Holdings Inc. and Riverway Group	8-K	4.1	03-03-2026
10.1	Flowco Holdings Inc. 2026 Employee Stock Purchase Plan	8-K	10.1	05-08-2026
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer
101 INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Flowco Holdings Inc.

Date: August 11, 2026	By:	/s/ Jonathan W. Byers
Jonathan W. Byers
Chief Financial Officer (Principal Financial Officer)