Form 10-Q
period 2026-09-30
Flowco Holdings Inc.
filed 2026-11-04
CIK 2035149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the number of shares of the registrant’s Class A common stock outstanding was 44,989,672, and the number of shares of the registrant’s Class B common stock outstanding was 45,439,646.

1

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	8
	Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	9
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025	10
	Condensed Consolidated Statements of Redeemable Non-Controlling Interests and Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025	11
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025	13
	Notes to Unaudited Condensed Consolidated Financial Statements	14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60
Item 4.	Controls and Procedures	60

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	63
Item 1A.	Risk Factors	63
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 3.	Defaults Upon Senior Securities	63
Item 4.	Mine Safety Disclosures	63
Item 5.	Other Information	63
Item 6.	Exhibits	64

Signatures		66

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
•
“Continuing Equity Owners” refer collectively to holders of LLC Interests and our Class B common stock (“Class B common stock”) immediately following consummation of the Transactions, including certain executive officers, employees and other minority investors and their respective permitted transferees who may exchange at each of their respective options, in whole or in part from time to time, their LLC Interests (along with an equal number of shares of Class B common stock (and such shares will be immediately canceled)) for, at our election, cash or newly-issued shares of our Class A common stock.
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

As of September 30, 2026, we own 49.7% of economic interests in Flowco LLC.

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

Redemption Rights of Holders of LLC Interests

The Continuing Equity Owners may, subject to certain exceptions, from time to time at each of their options require Flowco LLC to redeem all or a portion of their LLC Interests in exchange for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of our Class A common stock for each LLC Interest redeemed, in each case, in accordance with the terms of the Flowco LLC Agreement; provided that, at our election, we may effect a direct exchange by Flowco Holdings of such Class A common stock or such cash, as applicable, for such LLC Interests. The Continuing Equity Owners may, subject to certain exceptions, exercise such redemption right for as long as their LLC Interests remain outstanding. Simultaneously with the payment of cash or shares of Class A common stock, as applicable, in connection with a redemption or exchange of LLC Interests pursuant to the terms of the Flowco LLC Agreement, a number of shares of our Class B common stock registered in the name of the redeeming or exchanging Continuing Equity Owner will automatically be transferred to us and will be canceled for no consideration on a one-for-one basis with the number of LLC Interests redeemed or exchanged.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Remainder of this page intentionally left blank.

Flowco Holdings Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	As of
	September 30, 2026	December 31, 2025
	(in thousands except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$137,815	$4,522
Accounts receivable, net of allowances for credit losses of $1,534 and $1,079, respectively (Note 9)	146,631	100,465
Inventory	189,608	149,590
Prepaid expenses and other current assets	30,235	5,615
Total current assets	504,289	260,192
Property, plant and equipment, net	855,821	797,534
Operating lease right-of-use assets	25,713	17,556
Finance lease right-of-use assets	29,018	25,861
Intangible assets, net (Note 8)	296,955	273,437
Goodwill (Note 8)	304,002	249,692
Deferred tax asset, net	40,808	16,692
Other assets	4,414	5,387
Total assets	$2,061,020	$1,646,351

Liabilities, redeemable non-controlling interests and stockholders' equity
Current liabilities:
Accounts payable	$49,527	$22,827
Accrued expenses	66,364	26,909
Current portion of tax receivable agreement liability	3,500	—
Current portion of operating lease obligations	8,479	8,004
Current portion of finance lease obligations	14,089	12,895
Deferred revenue	16,034	7,376
Total current liabilities	157,993	78,011
Long-term liabilities:
Long-term debt, net	363,449	167,819
Tax receivable agreement liability	131,898	21,952
Operating lease obligations, net of current portion	17,504	9,783
Finance lease obligations, net of current portion	11,318	10,862
Total long-term liabilities	524,169	210,416
Total liabilities	682,162	288,427
Commitments and contingencies (Note 16)
Redeemable non-controlling interests	833,060	1,129,298
Stockholders' equity:
Class A common stock, $0.0001 par value – 300,000,000 shares authorized; 44,960,812 shares issued and outstanding as of September 30, 2026; 300,000,000 shares authorized; 29,091,960 shares issued and outstanding as of December 31, 2025.	4	3
Class B common stock, $0.0001 par value – 150,000,000 shares authorized; 45,439,646 shares issued and outstanding as of September 30, 2026; 150,000,000 shares authorized; 60,562,983 shares issued and outstanding as of December 31, 2025.	5	6
Additional paid-in capital	344,945	40,731
Retained earnings	200,844	187,886
Total stockholders' equity to Flowco Holdings Inc.	545,798	228,626
Total liabilities, redeemable non-controlling interests and stockholders' equity	$2,061,020	$1,646,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flowco Holdings Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands except share and per share amounts)
Revenues:
Rentals	$141,756	$106,966	$396,299	$306,366
Sales	116,866	69,975	307,712	256,140
Total revenues	258,622	176,941	704,011	562,506
Operating expenses:
Cost of rentals (exclusive of depreciation and amortization disclosed separately below)	36,870	29,295	104,643	83,748
Cost of sales (exclusive of depreciation and amortization disclosed separately below)	84,646	44,888	221,259	173,033
Selling, general and administrative expenses	39,846	28,980	111,977	92,197
Depreciation and amortization	48,907	38,953	139,774	106,237
Loss on sale of equipment	422	232	916	255
Income from operations	47,931	34,593	125,442	107,036
Other expenses:
Interest expense, net	(4,856)	(2,757)	(14,801)	(14,567)
Other income (expense), net	(233)	229	(723)	521
Total other expenses	(5,089)	(2,528)	(15,524)	(14,046)
Income before provision for income taxes	42,842	32,065	109,918	92,990
Income tax benefit (provision)	(2,129)	2,208	(10,807)	(4,320)
Net income	40,713	34,273	99,111	88,670
Net income attributable to redeemable non-controlling interests	20,588	21,756	59,029	64,510
Net income attributable to Flowco Holdings Inc.	$20,125	$12,517	$40,082	$24,160

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Earnings per share:
Basic	$0.45	$0.46	$1.01	$0.92
Diluted	$0.40	$0.32	$0.94	$0.82
Weighted average shares outstanding:
Basic	44,363,299	27,445,906	39,678,482	26,338,938
Diluted	91,410,610	90,661,805	91,348,060	90,890,091

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flowco Holdings Inc.

Condensed Consolidated Statements of Redeemable Non-Controlling Interests and Stockholders’ Equity

(unaudited)

		Flowco LLC Members' Equity (prior to the Transactions) - Note 1					Flowco Holdings Stockholders' Equity
(in thousands, except number of units)	Redeemable Non- Controlling	Common Units		Class A Units		Members'	Class A Common Stock		Class B Common Stock		Additional Paid- In	Retained	Treasury	Total Stockholders'
	Interests	Units	Amount	Units	Amount	Equity	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity
Balance as of December 31, 2025	$1,129,298	—	$—	—	$—	$—	29,091,960	$3	60,562,983	$6	$40,731	$187,886	$—	$228,626
Net income	59,029	—	—	—	—	—	—	—	—	—	—	40,082	—	40,082
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	31	—	—	31
Distributions to Members	(29,215)	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock, net	—	—	—	—	—	—	—	—	—	—	(69)	—	—	(69)
Stock-based compensation	—	—	—	—	—	—	70,666	—	—	—	10,204	218	—	10,422
Dividends declared ($0.40 per share)	—	—	—	—	—	—	—	—	—	—	—	(16,763)	—	(16,763)
Activity in deferred tax and TRA liability from Class A common stock issued in exchange of Class B common stock	—	—	—	—	—	—	—	—	—	—	(58,721)	—	—	(58,721)
Class A common stock issued in exchange of Class B common stock	(346,350)	—	—	—	—	—	15,123,337	1	(15,123,337)	(1)	346,350	—	—	346,350
Valiant acquisition consideration	—	—	—	—	—	—	1,454,849	—	—	—	32,821	—	—	32,821
Retirement of Class A common stock	—	—	—	—	—	—	(780,000)	—	—	—	(16,682)	—	—	(16,682)
Subsequent measurement of redeemable non-controlling interests	20,298	—	—	—	—	—	—	—	—	—	(9,720)	(10,579)	$—	(20,299)
Balance as of September 30, 2026	$833,060	—	$—	—	$—	$—	44,960,812	$4	45,439,646	$5	$344,945	$200,844	$—	$545,798

Balance as of December 31, 2024	$—	—	$—	10,000,000	$—	$839,107	—	$—	—	$—	$—	$—	$—	$—
Net loss prior to the Transactions and IPO	—	—	—	—	—	(548)	—	—	—	—	—	—	—	—
Reorganization transactions	838,559	—	—	(10,000,000)	—	(838,559)	—	—	65,748,380	6	—	—	—	6
Equity-based compensation and crystallization of legacy equity plans	3,588	—	—	—	—	—	—	—	—	—	—	—	—	—
IPO and the Transactions	—	—	—	—	—	—	25,721,620	3	(925,338)	—	434,498	—	—	434,501
Increase in deferred tax asset from IPO and the Transactions, net of amounts payable under Tax Receivable Agreement	—	—	—	—	—	—	—	—	—	—	(7,031)	—	—	(7,031)
Net income subsequent to the Transactions and IPO	65,058	—	—	—	—	—	—	—	—	—	—	24,160	—	24,160
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(75)	—		(75)
Distribution to Members	(23,703)	—	—	—	—	—	—	—	—	—	—	—		—
Stock-based compensation	—	—	—	—	—	—	55,698	—	—	—	5,882	—	—	5,882
Dividends declared ($0.16 per share)	—	—	—	—	—	—	—	—	—	—	—	(4,497)		(4,497)
Class A common stock issued in exchange of Class B common stock	(55,321)	—	—	—	—	—	3,431,806	—	(3,431,806)	—	55,321	—	—	55,321
Repurchase of Class A common stock	—	—	—	—	—	—	—	—	—	—	—	—	(15,150)	(15,150)
Retirement of Class A common stock	—	—	—	—	—	—	(953,229)	—	—	—	(15,150)	—	15,150	—
Subsequent measurement of redeemable non-controlling interests	122,155	—	—	—	—	—	—	—	—	—	(441,609)	319,450	—	(122,159)
Balance as of September 30, 2025	$950,336	—	$—	—	—	$—	28,255,895	$3	61,391,236	$6	$31,836	$339,113	$—	$370,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flowco Holdings Inc.

Condensed Consolidated Statements of Redeemable Non-Controlling Interests and Stockholders’ Equity

(unaudited)

		Flowco Holdings Stockholders' Equity
(in thousands, except number of units)	Redeemable Non- Controlling	Class A Common Stock		Class B Common Stock		Additional Paid- In	Retained	Treasury	Total Stockholders'
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity
Balance as of June 30, 2026	$993,935	43,964,877	$4	46,380,539	$5	$340,198	$24,940	$—	$365,147
Net income	20,588	—	—	—	—	—	20,125	—	20,125
Foreign currency translation adjustment	—	—	—	—	—	44	—	—	44
Distributions to Members	(4,174)	—	—	—	—	—	—	—	—
Stock-based compensation	—	55,042	—	—	—	4,123	139	—	4,262
Dividends declared ($0.23 per share)	—	—	—	—	—	—	(10,398)	—	(10,398)
Activity in deferred tax and TRA liability from Class A common stock issued in exchange of Class B common stock	—	—	—	—	—	(10,670)	—	—	(10,670)
Class A common stock issued in exchange of Class B common stock	(20,295)	940,893	—	(940,893)	—	20,295	—	—	20,295
Subsequent measurement of redeemable non-controlling interests	(156,994)	—	—	—	—	(9,045)	166,038	—	156,993
Balance as of September 30, 2026	$833,060	44,960,812	$4	45,439,646	$5	$344,945	$200,844	$—	$545,798

Balance as of June 30, 2025	$1,164,654	25,729,432	$3	64,823,042	$6	$—	$150,340	$—	$150,349
IPO and the Transactions	—	—	—	—	—	(13)	—	—	(13)
Increase in deferred tax asset from IPO and the Transactions, net of amounts payable under Tax Receivable Agreement	—	—	—	—	—	(6,979)	—	—	(6,979)
Net income subsequent to the Transactions and IPO	21,756	—	—	—	—	—	12,517	—	12,517
Foreign currency translation adjustment	—	—	—	—	—	(22)	—		(22)
Distribution to Members	(4,911)	—	—	—	—	—	—		—
Stock-based compensation	—	47,886	—	—	—	1,479	—	—	1,479
Dividends declared ($0.08 per share)	—	—	—	—	—	—	(2,386)		(2,386)
Class A common stock issued in exchange of Class B common stock	(55,321)	3,431,806	—	(3,431,806)		55,321	—	—	55,321
Repurchase of Class A common stock	—	—	—	—	—	—	—	(15,150)	(15,150)
Retirement of Class A common stock		(953,229)	—	—	—	(15,150)	—	15,150	—
Subsequent measurement of redeemable non-controlling interests	(175,842)	—	—	—	—	(2,800)	178,642	—	175,842
Balance as of September 30, 2025	$950,336	28,255,895	$3	61,391,236	$6	$31,836	$339,113	$—	$370,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flowco Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Cash flows from operating activities
Net income	$99,111	$88,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,774	106,237
Provision for inventory obsolescence	1,807	1,636
Amortization of operating right-of-use assets	8,056	6,627
Amortization of deferred financing costs	1,013	1,012
Loss on sale of equipment	916	255
Gain on lease termination	(66)	(791)
Stock-based compensation	10,422	9,470
Provision for deferred income taxes	9,554	(780)
Allowance for credit losses	959	1,551
Changes in operating assets and liabilities:
Accounts receivable	(16,534)	(168)
Inventory	(7,026)	(9,575)
Prepaid expenses and other current assets	(17,566)	2,314
Other assets and liabilities	(41)	(74)
Accounts payable - trade	20,254	1,008
Accrued expenses	30,163	359
Deferred revenue	4,498	4,536
Operating lease liabilities	(8,552)	(6,417)
Finance lease liabilities	299	1,324
Net cash provided by operating activities	277,041	207,194
Cash flows from investing activities
Net cash paid in Valiant acquisition	(161,846)	—
Asset acquisition	—	(71,813)
Additions to property, plant and equipment	(102,569)	(103,283)
Payment of contingent consideration related to a business combination	—	(548)
Proceeds from sale of property, plant and equipment	332	434
Payment for capitalized patent costs	(494)	(434)
Net cash used in investing activities	(264,577)	(175,644)
Cash flows from financing activities
Issuance of Class A common stock in IPO, net of underwriting discount	—	461,803
Payment of offering costs	—	(2,458)
Repurchase of Class A common stock	(16,516)	(15,000)
Payments on long-term debt	(780,820)	(906,785)
Proceeds from long-term debt	976,450	493,497
Payments on finance lease obligations	(12,888)	(11,046)
Proceeds on finance lease terminations	168	349
Purchase of LLC Interests from Continuing Equity Owners	—	(20,876)
Payment of debt issuance costs	—	(13)
Payment of dividend equivalent units	(31)	(10)
Payment of tax withheld on stock-based compensation	—	(296)
Payments of selling commissions and fees	(69)	—
Distributions to members of Flowco LLC	(29,215)	(23,703)
Dividends paid to Flowco Holdings Inc. shareholders	(16,250)	(4,392)
Net cash provided by (used in) financing activities	120,829	(28,930)
Net increase (decrease) in cash and cash equivalents	133,293	2,620
Cash and cash equivalents
Beginning of period	4,522	4,615
End of period	$137,815	$7,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Nature of Organization and Background

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

The Company is a leading provider of production optimization, artificial lift and emissions management and monetization solutions for the oil and natural gas industry. The Company’s products and services include a full range of equipment and technology solutions that enable real-time remote monitoring and control to maximize efficiencies of its products and services. The Company generates revenues throughout the long producing lives of oil and gas wells. The Company’s core technologies include high pressure gas lift (“HPGL”), electric submersible pumps (“ESP”), conventional gas lift, plunger lift and vapor recovery unit (“VRU”) solutions. As of September 30, 2026, the Company operates a fleet of over 5,500 active systems.

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

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

As of September 30, 2026, the Company owns 49.7% of economic interests in Flowco LLC.

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

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The redeemable non-controlling interests in the condensed consolidated statements of income for the three and nine months ended September 30, 2026, represent the portion of earnings attributable to the economic interest in Flowco LLC held by the Continuing Equity Owners. The redeemable non-controlling interests in the condensed consolidated balance sheets as of September 30, 2026, represents the portion of the net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of September 30, 2026, the combined economic interest of redeemable non-controlling interests was 50.3%.

Note 2 – Summary of Significant Accounting Policies

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

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Revisions of Previously Issued Financial Information

As previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, management identified errors in the classification and presentation of certain equity activity. Cash distributions made by Flowco LLC to the Continuing Equity Owners were recorded as reductions of retained earnings rather than redeemable noncontrolling interest. Correcting the distributions also changed the allocation and presentation of related subsequent-measurement adjustments among redeemable noncontrolling interest, additional paid-in capital and retained earnings. The revisions also corrected the classification of certain first-quarter 2025 remeasurement activity within the statements of equity.

Management evaluated the errors under SEC Staff Accounting Bulletin Nos. 99 and 108 and Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, and concluded that they were not material, individually or in the aggregate, to the previously issued financial statements.

The Company has revised the affected comparative financial information presented in this Quarterly Report. The revisions decreased additional paid-in capital and increased retained earnings by $23.7 million as of September 30, 2025. The comparative condensed consolidated balance sheet as of December 31, 2025 also reflects previously disclosed revisions that decreased additional paid-in capital and increased retained earnings by $28.5 million. The revisions did not affect ending redeemable noncontrolling interest, total stockholders' equity, consolidated net income, net income attributable to the Company, earnings per share or cash flows.

The effects of the revisions on the previously reported condensed consolidated statements of redeemable noncontrolling interests and stockholders'/members' equity are summarized below (in thousands):

Three Months Ended September 30, 2025

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

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2025

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

The Company will revise other affected prior-period financial information when next presented.

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

As of September 30, 2026, and December 31, 2025, the Company’s financial instruments primarily consisted of cash and cash equivalents, trade accounts receivable, trade accounts payable, and long-term debt. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short-term maturities. Our five-year senior secured revolving credit facility (the “Revolving Credit Facility”) applies floating interest rates to amounts drawn under the facility; therefore, the carrying amount of our Revolving Credit Facility also approximates its fair value. The estimated fair value of the Revolving Credit Facility is classified within Level 2 of the fair value hierarchy.

Recurring Fair Value Measurements

The Company did not have any assets or liabilities that were measured at fair value on a recurring basis as of September 30, 2026.

Non-Recurring Fair Value Measurements

The Company’s nonrecurring fair value measurements as of September 30, 2026 primarily relate to assets acquired and liabilities assumed in the Valiant transaction. These assets and liabilities were recorded at their estimated fair values as of their acquisition date. For more information, see Note 3 – Business Combination and Asset Acquisition.

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

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

IEEPA Tariff Refunds

The Company previously paid tariffs imposed pursuant to the International Emergency Economic Powers Act (“IEEPA”) on certain products imported into the United States. Following legal and administrative developments affecting these tariffs, the Company filed claims with U.S. Customs and Border Protection (“CBP”) seeking refunds of previously paid amounts. The Company accounts for these recoveries under the gain contingency model in ASC 450, Contingencies (“ASC 450”), and recognizes refunds when they are realized or realizable.

During the three and nine months ended September 30, 2026, the Company received approximately $1.7 million and $6.0 million, respectively, in proceeds related to refunds of previously paid tariffs. The Company completed its evaluation of the underlying costs associated with the refunds and allocated the amounts received based on the nature and prior accounting treatment of those costs.

The Company evaluates tariff refund recoveries under the gain contingency guidance in ASC 450, except for amounts that qualify as measurement period adjustments to assets acquired and liabilities assumed in a business combination under ASC 805, Business Combinations (“ASC 805”). The Company determined that tariff refunds attributable to Valiant related to facts and circumstances existing as of March 2, 2026, the acquisition date. Accordingly, the

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Company recognized measurement period adjustments to the preliminary purchase price allocation. These adjustments resulted in an increase of approximately $1.2 million in identifiable net assets acquired, with a corresponding decrease in goodwill. The Company also recognized a reduction of approximately $0.5 million in depreciation expense associated with the revised carrying values of acquired rental fleet assets. See Note 3 – Business Combination and Asset Acquisition for additional information.

The Company continues to evaluate outstanding refund claims and will recognize additional recoveries when they become realized or realizable in accordance with its accounting policy.

Recently Adopted Accounting Standard

In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide an optional practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted under ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”). Under the practical expedient, entities may assume that conditions existing at the balance sheet date remain unchanged over the remaining life of those assets when developing reasonable and supportable forecasts. The practical expedient is available to all entities. The amendments also provide a separate accounting policy election allowing entities other than public business entities to consider collection activities after the balance sheet date when estimating expected credit losses. This separate election is not available to the Company. The amendments are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those annual reporting periods, with early adoption permitted. Accordingly, the amendments became effective for the Company on January 1, 2026. Entities electing the practical expedient apply the amendments prospectively. Effective January 1, 2026, the Company adopted ASU 2025-05 and elected the practical expedient to assume that conditions existing at the balance sheet date remain unchanged over the remaining life of current accounts receivable and current contract assets arising from transactions within the scope of ASC 606 when developing reasonable and supportable forecasts for expected credit losses. This election did not have a material impact on the Company’s condensed consolidated financial statements.

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

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments clarify interim disclosure requirements and the applicability, form, and content of interim financial statements, including a principle addressing disclosure of events since the last annual reporting period that have a material impact on an entity. The amendments are effective for the Company beginning with the quarter ending March 31, 2028, with early adoption permitted, and may be applied prospectively or retrospectively. The Company is evaluating the effect of the amendments on its interim disclosures but does not expect adoption to have a material impact on its consolidated financial statements and related disclosures.

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

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

During the three months ended September 30, 2026, the Company recognized measurement period adjustments to the preliminary purchase price allocation in connection with refunds of tariffs previously paid by Valiant. Based on management's evaluation of the underlying tariff costs and their relationship to assets acquired and liabilities assumed as of the acquisition date, the Company adjusted the amounts assigned to inventories, other current assets, property, plant and equipment, and accrued expenses. These adjustments resulted in an increase of approximately $1.2 million in identifiable net assets acquired, with a corresponding decrease in goodwill, and had no impact on the total purchase consideration. The measurement period adjustments also resulted in a reduction of approximately $0.5 million in depreciation expense recognized during the three months ended September 30, 2026.

The following table presents the adjusted preliminary purchase price allocation of the acquisition date fair value of the major classes of the assets acquired and liabilities assumed as of March 2, 2026 (in thousands):

As of March 2, 2026
Assets acquired:
Cash and cash equivalents	$121,312
Accounts receivable, net	30,590
Inventories (1)	34,799
Other current assets (1)	7,054
Property, plant and equipment (1)	57,727
Operating lease right-of-use assets	617
Finance lease right-of-use assets	384
Intangible assets	51,000
Total assets acquired	303,483
Liabilities assumed:
Accounts payable	6,446
Accrued expenses (1)	8,018
Deferred revenue	4,161
Operating lease obligations	617
Finance lease obligations	384
Deferred tax liability	22,188
Total liabilities assumed	41,814
Total identifiable net assets	261,669
Goodwill (1)	54,310
Total purchase price	$315,979

____________________________

(1) Reflects the measurement period adjustments described above.

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The fair value of the assets acquired and liabilities assumed are categorized in the following levels:

•
Level 1 – Cash and cash equivalents, based on observable inputs such as quoted prices in active markets at the measurement date for identical assets or liabilities.
•
Level 2 – Receivables, inventory, other current assets, right of use assets, accounts payable, accrued expenses, deferred revenue, and lease obligations; based on inputs that are observable such as quoted prices in markets that are not active (e.g. quoted pricing on vendor invoices), or inputs which are observable, for substantially the full term of the asset or liability.
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

The preliminary allocation of purchase price above includes approximately $54.3 million allocated to nondeductible goodwill and is supported by the strategic benefits (discussed above) to be generated from the Valiant Acquisition. For discussion pertaining to goodwill assignment by segment resulting from the Valiant Acquisition, see Note 8 – Goodwill and Intangible Assets, Net.

The following table sets forth the acquisition consideration for the Valiant Acquisition as of March 2, 2026 (in thousands):

As of March 2, 2026
Cash consideration, excluding Valiant's cash on hand	$170,000
Cash consideration for Valiant's cash on hand	113,158
Equity consideration	32,821
Total purchase price	$315,979

Net Sales and net income of Valiant included in the accompanying condensed consolidated statements of operations for the period from March 2, 2026 to September 30, 2026 were $76.9 million and $16.4 million, respectively. The

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

following table sets forth the unaudited supplemental pro forma financial information for the three and nine months ended September 30, 2026 and 2025, as if the Company had completed the Valiant Acquisition on January 1, 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Pro forma revenue	$258,622	$211,218	$724,937	$656,983
Pro forma net income	$40,713	$44,355	$103,615	$114,011

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

The purchase price allocation related to the Archrock acquisition, excluding $0.8 million of transfer taxes paid associated with the acquired assets, is as follows (in thousands):

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

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Disaggregation of Revenues

The following table presents the Company's revenue disaggregated by reportable segment (see Note 17 – Segment Information), major product and service lines, revenue recognition characteristics, and geographical markets for the three and nine months ended September 30, 2026 (in thousands):

	Three Months Ended September 30, 2026				Nine Months Ended September 30, 2026
Segments	Production Solutions	Natural Gas Technologies	Other and Eliminations	Total	Production Solutions	Natural Gas Technologies	Other and Eliminations	Total
Major Product/Service Lines
Surface equipment (1)	$79,015	$—	$—	$79,015	$219,867	$—	$—	$219,867
Downhole components (2)	99,601	—	—	99,601	269,790	—	—	269,790
Vapor recovery (2)	—	55,107	(30)	55,077	—	173,743	(115)	173,628
Natural gas systems	—	26,495	(1,566)	24,929	—	67,163	(26,437)	40,726
Total	$178,616	$81,602	$(1,596)	$258,622	$489,657	$240,906	$(26,552)	$704,011
Timing of Revenue Recognition
Goods and services transferred at a point in time	$84,851	$33,611	$(1,596)	$116,866	$235,891	$98,373	$(26,552)	$307,712
Services transferred over time	93,765	47,991	—	141,756	253,766	142,533	—	396,299
Total	$178,616	$81,602	$(1,596)	$258,622	$489,657	$240,906	$(26,552)	$704,011
Geographical Markets
United States	$175,979	$81,304	$(1,596)	$255,687	$483,920	$239,987	$(26,552)	$697,355
International	2,637	298	—	2,935	5,737	919	—	6,656
Total	$178,616	$81,602	$(1,596)	$258,622	$489,657	$240,906	$(26,552)	$704,011

____________________________

(1) All of revenue for these service lines are recognized in accordance with ASC 842 as described within the Revenue Recognition section above.

(2) Revenue from these product and service lines includes rental revenue recognized in accordance with ASC 842 and sales revenue in accordance with ASC 606 as described within the Revenue Recognition section above.

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the Company's revenue disaggregated by reportable segment (see Note 17 – Segment Information), major product and service lines, revenue recognition characteristics, and geographical markets for the three and nine months ended September 30, 2025 (in thousands):

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
Segments	Production Solutions	Natural Gas Technologies	Other and Eliminations	Total	Production Solutions	Natural Gas Technologies	Other and Eliminations	Total
Major Product/Service Lines
Surface equipment (1)	$61,844	$—	$—	$61,844	$174,274	$—	$—	$174,274
Downhole components (2)	63,752	—	—	63,752	195,559	—	—	195,559
Vapor recovery (2)	—	51,299	(34)	51,265	—	165,716	(133)	165,583
Natural gas systems	—	18,111	(18,031)	80	—	71,233	(44,143)	27,090
Total	$125,596	$69,410	$(18,065)	$176,941	$369,833	$236,949	$(44,276)	$562,506
Timing of Revenue Recognition
Goods and services transferred at a point in time	$63,752	$24,288	$(18,065)	$69,975	$195,559	$104,857	$(44,276)	$256,140
Services transferred over time	61,844	45,122	—	106,966	174,274	132,092	—	306,366
Total	$125,596	$69,410	$(18,065)	$176,941	$369,833	$236,949	$(44,276)	$562,506
Geographical Markets
United States	$124,295	$69,197	$(18,065)	$175,427	$362,698	$236,297	$(44,276)	$554,719
International	1,301	213	—	1,514	7,135	652	—	7,787
Total	$125,596	$69,410	$(18,065)	$176,941	$369,833	$236,949	$(44,276)	$562,506

___________________________

(1) All of revenue for these service lines are recognized in accordance with ASC 842 as described within the Revenue Recognition section above.

(2) Revenue from these product and service lines includes rental revenue recognized in accordance with ASC 842 and sales revenue in accordance with ASC 606 as described within the Revenue Recognition section above.

Deferred Revenue

As of September 30, 2026, the Company had a deferred revenue balance of $16.0 million compared to the December 31, 2025 balance of $7.4 million. Deferred revenue represents our obligation to transfer products to or perform services for a customer for which we have received cash or billed in advance. The revenue that has been deferred will be recognized upon product delivery or as services are performed. As of September 30, 2026, the Company did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied.

Note 5 – Inventory

Inventory consists of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Components, parts and materials	$93,987	$86,503
Finished goods	84,925	50,944
Work in progress	16,781	17,801
Inventory	195,693	155,248
Less: inventory allowance	(6,085)	(5,658)
Inventory, net	$189,608	$149,590

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 – Property, Plant and Equipment

Property, plant and equipment consist of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Land	$1,822	$1,822
Buildings	3,293	3,257
Furniture and fixtures	6,236	5,983
Software	10,064	7,719
Machinery and equipment	1,196,068	1,049,872
Vehicles	6,188	6,192
Leasehold improvements	11,068	10,509
Construction in progress	8,093	3,175
Property, plant and equipment	1,242,832	1,088,529
Less: accumulated depreciation	(387,011)	(290,995)
Property, plant and equipment, net	$855,821	$797,534

The Company’s rental fleet included in machinery and equipment was $1.1 billion (approximately $0.7 billion, net of accumulated depreciation) as of September 30, 2026 and $1.0 billion (approximately $0.7 billion, net of accumulated depreciation) as of December 31, 2025.

Depreciation expense for the three months ended September 30, 2026 and 2025 was approximately $35.3 million and $25.9 million, respectively. Depreciation expense for the nine months ended September 30, 2026 and 2025 was approximately $100.8 million and $73.7 million, respectively.

The Company reviews long-lived tangible assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and changes may include significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in our business strategy, among others. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to estimated future undiscounted net cash flows expected to be generated by the asset. Impairment losses are recognized in the period in which the impairment occurs and represent the excess of the asset carrying value over its fair value estimated using future discounted net cash flows. No impairment was recorded for the nine months ended September 30, 2026 and 2025.

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 – Leases

Amounts Recognized in the Condensed Consolidated Balance Sheets

The condensed consolidated balance sheets consist of the following amounts relating to operating and finance leases (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Operating right-of-use assets
Real property	$25,713	$17,556
	$25,713	$17,556
Operating lease liabilities
Current	$8,479	$8,004
Non-current	17,504	9,783
	$25,983	$17,787

	As of September 30,	As of December 31,
	2026	2025
Finance right-of-use assets
Vehicles	$29,018	$25,861
	$29,018	$25,861
Finance lease liabilities
Current	$14,089	$12,895
Non-current	11,318	10,862
	$25,407	$23,757

Additions to operating right-of-use assets during the nine months ended September 30, 2026 and 2025, were approximately $8.1 million and $0.9 million, respectively. Additions to finance right-of-use assets during the nine months ended September 30, 2026 and 2025, were approximately $14.4 million and $14.7 million, respectively. Disposals of the right-of-use assets during the nine months ended September 30, 2026 and 2025, were approximately $3.4 million and $5.4 million, respectively.

The weighted average lessee’s incremental borrowing rate applied to the operating and finance lease liabilities as of September 30, 2026 was 7.0% and 6.3%, respectively. The weighted average lessee’s incremental borrowing rate applied to the operating and finance lease liabilities on December 31, 2025 was 6.6% and 6.9%, respectively. The weighted average remaining lease term for operating and finance lease on September 30, 2026 was 3.12 years and 1.93 years, respectively. The weighted average remaining lease term for operating and finance lease on December 31, 2025 was 2.80 years and 2.68 years, respectively.

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Amounts Recognized in the Condensed Consolidated Statements of Operations

The condensed consolidated statements of operations consist of the following amounts relating to leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization of real property operating right-of-use assets
(included in general and administrative expenses)	$2,757	$2,616	$8,056	$6,627
Interest expense (recovery) of vehicles finance right-of-use assets
(included in interest expense)	$374	$(1,430)	$1,115	$1,401
Depreciation of vehicles finance right-of-use assets
(included in depreciation and amortization)	$3,913	$5,280	$11,035	$9,021

Variable lease expense	$—	$—	$—	$—
Short-term lease expense	$518	$783	$1,511	$1,185

The table below shows the total cash outflows for leases for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating cash flows from operating leases	$2,994	$2,826	$8,552	$6,417
Financing cash flows from finance leases	4,668	5,383	12,888	11,046
Total cash outflows for leases	$7,662	$8,209	$21,440	$17,463

The table below reconciles the undiscounted future minimum operating and finance lease payments to the operating and finance lease liabilities recorded on the balance sheet as of September 30, 2026 (in thousands):

	Operating Lease	Finance Lease
Remainder of 2026	$2,653	$4,386
2027	9,231	13,328
2028	6,971	6,712
2029	5,525	2,324
2030	2,979	195
Thereafter	2,184	90
Total future minimum lease payments	29,543	27,035
Less: Amount of lease payments representing interest	(3,560)	(1,628)
Present values of future minimum lease payments	$25,983	$25,407

Lessor Accounting

Rental agreements are for the rental of our compression and ESP systems to customers. Rental revenue for the nine months ended September 30, 2026 and 2025, were approximately $396.3 million and $306.4 million, respectively. Revenue related to these rental agreements is reflected as rental revenue in the condensed consolidated statements of operations.

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

On September 1, 2026, a certain customer exercised its contractual right to early terminate operating leases for several compressor units, effective October 1, 2026. The Company accounted for the termination as a lease modification under ASC 842 and included the contractual early termination fee in the revised lease consideration, which is recognized on a straight-line basis over the shortened lease term. As a result, the Company recognized approximately $9.1 million of rental revenue during the three months ended September 30, 2026. The remaining $0.3 million of lease consideration was deferred as of September 30, 2026, to be recognized during the fourth quarter 2026.

Scheduled future minimum lease payments to be received by the Company as of September 30, 2026 for each of the next five years is as follows (in thousands):

Amount
Remainder of 2026	$63,936
2027	118,353
2028	30,281
2029	3,824
2030	—
Thereafter	—
Total	$216,394

Note 8 – Goodwill and Intangible Assets, Net

Goodwill

The following table summarizes the activity in goodwill balance for periods presented below (in thousands):

	Natural Gas Technologies			Production Solutions			Total
	Goodwill	Accumulated Impairment Losses	Goodwill, net of Accumulated Impairment	Goodwill	Accumulated Impairment Losses	Goodwill, net of Accumulated Impairment	Goodwill, net of Accumulated Impairment
Balance as of December 31, 2024	$66,325	$—	$66,325	$188,739	$(5,372)	$183,367	$249,692
Additions to goodwill	—	—	—	—	—	—	—
Goodwill impairment	—	—	—	—	—	—	—
Balance as of September 30, 2025	$66,325	$—	$66,325	$188,739	$(5,372)	$183,367	$249,692

Balance as of December 31, 2025	$66,325	$—	$66,325	$188,739	$(5,372)	$183,367	$249,692
Additions to goodwill	—	—	—	54,310	—	54,310	54,310
Goodwill impairment	—	—	—	—	—	—	—
Balance as of September 30, 2026	$66,325	$—	$66,325	$243,049	$(5,372)	$237,677	$304,002

As discussed in Note 3 – Business Combination and Asset Acquisition, the Company accounted for the Valiant Acquisition as a business combination pursuant to ASC 805, and recorded excess consideration above the fair value of identifiable assets acquired, net of liabilities assumed, as goodwill in the amount of $54.3 million.

Goodwill is not subject to amortization but is tested for impairment on an annual basis or more frequently if indicators arise. No events or changes in circumstances were present as of September 30, 2026, which indicated the fair value of the Company's reporting unit was below the respective carrying amount. As such, no goodwill impairment expense was recorded during the three and nine months ended September 30, 2026.

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Intangible Assets

Intangible assets, net, consist of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30, 2026			As of December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$97,363	(22,106)	$75,257	$97,354	$(16,584)	$80,770
Trade name	72,110	(17,169)	54,941	61,010	(11,946)	49,064
Customer relationships	195,264	(43,827)	151,437	170,264	(28,659)	141,605
Non-compete agreement	6,748	(2,222)	4,526	2,048	(796)	1,252
Patent	1,257	(37)	1,220	764	(18)	746
Customer contracts	10,200	(626)	9,574	—	—	—
Total	$382,942	$(85,987)	$296,955	$331,440	$(58,003)	$273,437

Amortization expense totaled $28.0 million and $23.7 million for the nine months ended September 30, 2026 and 2025, respectively.

The Company reviews finite-lived identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. If such indicators are present, the Company performs a recoverability test by comparing the estimated future undiscounted net cash flows expected to be generated by the asset group to its carrying amount. If the carrying amount of the asset group exceeds the estimated future undiscounted net cash flows, an impairment loss is recognized in the period in which the impairment occurs and represents the excess of the asset carrying value over its estimated fair value. During the nine months ended September 30, 2026 and 2025, the Company did not record any impairment associated with its finite-lived identifiable intangible assets.

As of September 30, 2026, the weighted average remaining useful lives for the Company's intangible assets are as follows:

Developed technology	12.1 Years
Trade name	7.6 Years
Customer relationships	7.7 Years
Non-compete agreement	2 Years
Patent	17.8 Years
Customer contracts	8.9 Years

Amortization expense is classified in operating expenses on the accompanying consolidated statements of operations. Estimated future amortization expense as of September 30, 2026 for each of the next five years and thereafter is as follows (in thousands):

Remainder of 2026	$9,706
2027	38,711
2028	37,239
2029	34,915
2030	33,653
Thereafter	142,731
$296,955

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9 – Supplemental Information to the Condensed Consolidated Financial Statements

Allowance for Credit Losses

The following table summarizes the change in the accounts receivable allowance for credit losses for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Accounts receivable allowance for credit losses, beginning of period	$1,325	$1,526	$1,079	$1,169
Write-offs	(56)	(193)	(323)	(485)
Expense	265	537	778	1,186
Accounts receivable allowance for credit losses, end of period	$1,534	$1,870	$1,534	$1,870

Contract Balances

The following table provides information about accounts receivable and deferred revenues from contracts with customers (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Accounts receivable, net	$146,631	$100,465
Deferred revenue	$16,034	$7,376

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

The following table presents a reconciliation of contract liabilities for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Deferred revenue, beginning of period	$18,914	$5,923	$7,376	$8,002
Acquired from Valiant Business Combination	—	—	4,335	—
Deposits received	6,006	7,130	23,821	18,118
Revenue recognized	(8,886)	(515)	(19,324)	(13,582)
Adjustment to acquired deferred revenue from Valiant Business Combination	—	—	(174)	—
Deferred revenue, end of period	$16,034	$12,538	$16,034	$12,538

During the three and nine months ended September 30, 2026, the Company recognized $6.0 million and $5.4 million, respectively, that were included within the deferred revenue balances at the beginning of the period. During the three and nine months ended September 30, 2025, the Company recognized $0.5 million and $4.1 million, respectively, that were included within the deferred revenue balances at the beginning of the period.

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Accrued Liabilities

Accrued liabilities as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Accrued payroll and employee expenses	$27,549	$20,167
Accrued taxes	7,340	1,916
Customer deposits	4,514	480
Accrued interest	1,801	1,598
Accrued legal claims	20,500	—
Other accrued liabilities	4,660	2,748
Total accrued expenses	$66,364	$26,909

Supplemental Cash Flow Information (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Supplemental disclosures of investing and financing activities
Cash paid for interest	$3,800	$3,086	$11,284	$10,063
Cash paid for income taxes	$—	$—	$—	$5,100
Supplemental schedule of non-cash activities
Establishment of deferred tax asset under Tax Receivable Agreement and at the IPO		$1,452		$11,506
Establishment of liabilities under Tax Receivable Agreement in the IPO		$7,307		$19,791
Lease liabilities arising from obtaining operating right-of-use assets	$343	$145	$8,127	$928
Lease liabilities arising from obtaining financing right-of-use assets	$8,640	$5,257	$14,375	$14,683

Note 10 – Long-Term Debt

Long-term debt consists of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Revolving Credit Facility	$363,449	$167,819
Total debt	363,449	167,819
Less: Current maturities	—	—
Total long-term debt, net	$363,449	$167,819

Revolving Credit Facility

On August 20, 2024, Flowco LLC and its subsidiaries (the “Borrowers”) entered into a credit agreement, as amended to date, (the “Credit Agreement”), which provides for a $725 million, five-year senior secured revolving credit facility (the "Revolving Credit Facility"). The Company has the ability to request the issuance of letters of credit under the Revolving Credit Facility in an aggregate amount of up to $20 million. As of September 30, 2026, the Company had

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

$1.2 million of outstanding letters of credit. The Company also has the ability to borrow swingline loans under the Revolving Credit Facility in an aggregate principal amount of up to $50 million.

The Revolving Credit Facility matures on August 20, 2029, and can be used for working capital, capital expenditures, and acquisitions.

The borrowing base is determined by eligible accounts receivable, inventory, and equipment values, subject to reserves. Borrowing availability depends on the lesser of the aggregate revolving commitment or borrowing base, minus outstanding loans and letters of credit. Borrowings can be based on either an alternate base rate or a term SOFR rate, with interest margins ranging from 0.75% to 2.50%, depending on the total leverage ratio. As of September 30, 2026, the Company had $363.4 million of outstanding borrowings and $357.2 million of available borrowing capacity under the facility at a 3.78% SOFR rate plus a 1.75% margin, for an all-in rate of 5.53%.

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

The Borrowers were in compliance with all covenants as of September 30, 2026.

The debt issuance costs are being amortized to interest expense over the life of the Revolving Credit Facility. Unamortized debt issuance costs are included in other assets in the accompanying condensed consolidated balance sheets. The Company recorded $14.8 million and $14.6 million interest expense for the nine months ended September 30, 2026 and 2025, respectively, related to the Revolving Credit Facility.

The schedule of future maturities of long-term debt as of September 30, 2026, consists of the following (in thousands):

Amount
Remainder of 2026	$—
2027	—
2028	—
2029	363,449
2030	—
Thereafter	—
Total debt	$363,449

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

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

in the Company’s federal or state income tax returns. Consequently, the tax effects of the redeemable non-controlling interests are reflected as a permanent difference in the Company’s effective tax rate reconciliation.

For the three and nine months ended September 30, 2026, the Company recorded income tax provision of $2.1 million and $10.8 million, respectively, which includes $0.4 million and $1.3 million, respectively, of Texas margin tax. The Company’s effective tax rate was 5.0% and 9.8% for the three and nine months ended September 30, 2026, respectively.

For the three months ended September 30, 2025 and the period from January 16, 2025, to September 30, 2025, the Company recorded income tax benefit of $2.2 million and income tax provision of $4.3 million, respectively, which includes $0.6 million and $1.7 million of Texas margin, respectively. The Company’s effective tax rate was (6.6%) and 4.6% for the three months ended September 30, 2025 and the period from January 16, 2025, to September 30, 2025, respectively. As the Company had no business transactions or activities prior to the IPO, no income taxes were incurred for the period from January 1, 2025, to January 15, 2025.

Significant reconciling items between this effective rate and the U.S. federal statutory tax rate of 21% are primarily related to the absence of taxes on income allocable to redeemable non-controlling interests and additional valuation allowance recorded during the three and nine months ended September 30, 2026.

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

During the three and nine months ended September 30, 2026, the Company acquired an aggregate of 940,893 and 15,123,337 Common Units of Flowco LLC, respectively, in connection with the redemption of Common Units from the Continuing Equity Owners, which resulted in an increase in the tax basis of the Company’s investment in Flowco LLC, subject to the provisions of the TRA (the “Common Unit Conversions”). As a result of these exchanges, during the three and nine months ended September 30, 2026, the Company recognized an increase to its deferred tax assets (net of valuation allowance) in the amount of $1.4 million and $12.5 million, respectively and corresponding TRA liabilities of $5.0 million and $91.2 million, respectively, representing 85% of the tax benefits expected to be paid out to the Continuing Equity Owners. In addition to the TRA liabilities recognized in connection with the 2026 Common Unit Conversions, the Company recognized a $22.2 million increase in its TRA liability during the three months ended September 30, 2026, resulting from return-to-provision adjustments related to the 2025 tax year.

As of September 30, 2026, the total amount due under the TRA was $135.4 million, and the Company has yet to make its first TRA payment. The Company estimates that it will pay approximately $3.5 million of the TRA liability within the next 12 months. Based on current estimates, the Company does not expect any payments under the TRA in the remainder of 2026.

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Valiant Acquisition

On March 2, 2026, the Company completed the Valiant Acquisition, see Note 3 – Business Combination and Asset Acquisition. The Company accounted for the Valiant Acquisition as a business combination pursuant to ASC 805, which required, among other things, that identifiable assets acquired and liabilities assumed be recognized at their acquisition date fair value. Any excess of consideration transferred over the estimated fair value of assets acquired, net of liabilities assumed, was recorded as goodwill. Additionally, the tax basis of the acquired net assets differed from their respective book bases, which was calculated at their acquisition date fair value. Accordingly, certain assets and liabilities retained their historical tax basis, while their fair values were stepped-up for financial reporting purposes in accordance with ASC 805. This resulted in temporary differences, related to identifiable assets and other fair value adjustments recognized in purchase accounting. As a result of these differences, the Company recorded a deferred tax liability of $22.2 million during the nine months ended September 30, 2026, reflecting the future tax consequences of the reversal of these differences. This deferred tax liability was offset by a deferred tax asset recognized in connection with the Common Unit Conversions, which gave rise to the future tax benefits expected to be realized by the Company. The deferred tax asset exceeds the deferred tax liability described above and, accordingly, the net impact of these items is presented within deferred tax assets in the accompanying condensed consolidated balance sheets.

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

Post IPO and Current Equity Structure

The following table summarizes the capitalization and voting rights of the Company’s classes of stock as of September 30, 2026:

	Authorized	Issued & Outstanding	Votes per Share	Economic Rights
Preferred stock	10,000,000	—	N/A	N/A

Common stock:
Class A	300,000,000	44,960,812	1	Yes
Class B	150,000,000	45,439,646	1	No

The Company’s board of directors (“Board of Directors”) is authorized to direct the Company to issue shares of preferred stock in one or more series at its discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through September 30, 2026, no series of preferred stock have been issued.

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

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Redemptions of LLC Interests

During the nine months ended September 30, 2026, certain Continuing Equity Owners redeemed 15,123,337 of their Common Units of Flowco LLC, along with their corresponding shares of Class B common stock, in exchange for an equal number of shares of Class A common stock. Simultaneously, and in connection with these exchanges and redemptions, the Company canceled the exchanged shares of Class B common stock. As a result, the exchanged and redeemed LLC Interests are now considered to be within the control of the Company for accounting purposes, and the redeemable non-controlling interest associated with these redeemed shares was reclassified from temporary equity to permanent equity in the nine months ended September 30, 2026.

As of September 30, 2026, the Company holds a 49.7% economic interest in Flowco LLC through its ownership of 44,960,812 LLC Interests but consolidates Flowco LLC as sole managing member. The remaining 45,439,646 LLC Interests, representing an 50.3% interest, are held by the Continuing Equity Owners.

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

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

at any time. The timing of purchases and the number of shares repurchased under the Repurchase Program will depend on a variety of factors including price, trading volume, market conditions and corporate and regulatory requirements.

During the nine months ended September 30, 2026, the Company repurchased 780,000 shares of Class A common stock under the Repurchase Program at an average price of $21.18 per share for a total cost of $16.5 million inclusive of commissions and fees. Accrued excise taxes from these repurchases were $0.2 million and is included within accrued expenses in the accompanying condensed consolidated balance sheets. As of September 30, 2026, all repurchased shares had been canceled and retired, resulting in a permanent reduction in both the number of shares outstanding and the Company’s total stockholders’ equity.

As of September 30, 2026, the remaining total available authorization under the Repurchase Program was approximately $18.5 million. On October 29, 2026, the Company’s Board of Directors approved an increase in the aggregate dollar amount authorized under the Repurchase Program from $50 million to $200 million (see Note 19 – Subsequent Events).

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

The ownership of the LLC Interests as of September 30, 2026, is summarized as follows:

	September 30, 2026		December 31, 2025
	Shares	Ownership %	Shares	Ownership %
Flowco Holdings interest in Flowco LLC	44,960,812	49.7%	29,091,960	32.4%
Continuing Equity Owners' interest in Flowco LLC	45,439,646	50.3%	60,562,983	67.6%
	90,400,458	100.0%	89,654,943	100.0%

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

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes total distributions made by Flowco LLC to the Continuing Equity Owners and the Company during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Distributions to Continuing Equity Owners	$4,174	$4,911	$29,215	$23,703
Distributions to the Company	3,958	2,333	20,080	9,792
	$8,132	$7,244	$49,295	$33,495

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

Earnings per share is presented for the three and nine months ended September 30, 2026, the three months ended September 30, 2025 and the period from after the IPO, January 16, 2025, to September 30, 2025. Prior to the IPO the membership structure consisted of Common Units and Class A Units. Flowco Holdings’ current capital structure is not reflective of the capital structure of Flowco LLC prior to the IPO and the Transactions. Therefore, earnings per share for the three and nine months ended September 30, 2025, has been calculated based solely on the post-IPO period, as earnings per share is not meaningful for the period from January 1, 2025 to January 15, 2025, due to the different capital structure.

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income per share of Class A common stock for the periods following the Transactions:

(in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to Flowco Holdings, Basic	$20,125	$12,517	$40,082	$24,160
Add: Net income impact from assumed redemption of all LLC Interests to common stock	20,588	21,756	59,029	65,058
Less: Income tax expense on net income attributable to NCI at 22.2%	(4,571)	(4,830)	(13,104)	(14,443)
Net income attributable to Flowco Holdings, Diluted	$36,142	$29,443	$86,007	$74,775

Denominator:
Weighted average shares of common stock outstanding, Basic	44,363,299	27,445,906	39,678,482	26,338,938
Dilutive effects of:
LLC Interests that are exchangeable to common stock	45,991,909	62,771,419	50,577,724	64,091,455
Unvested RSUs and PRSUs	1,055,402	444,480	1,091,854	459,698
Weighted average shares of common stock outstanding, Diluted	91,410,610	90,661,805	91,348,060	90,890,091

Basic earnings per share	$0.45	$0.46	$1.01	$0.92
Diluted earnings per share	$0.40	$0.32	$0.94	$0.82

For the three and nine months ended September 30, 2026, the three months ended September 30, 2025, and for the period from January 16, 2025 to September 30, 2025, the assumed redemption of LLC Interests in exchange for shares of Class A common stock was dilutive under the if-converted method. Accordingly, the related net income attributable to redeemable non-controlling interests, adjusted for applicable income tax effects, was included in the numerator, and the corresponding incremental weighted-average shares of Class A common stock were included in the denominator in the computation of diluted earnings per share for each period presented.

The impact of unvested RSUs was dilutive and has been included using the treasury stock method for the three and nine months ended September 30, 2026, the three months ended September 30, 2025, and for the period from January 16, 2025 to September 30, 2025.

Note 14 – Stock-Based Compensation

The Company’s 2025 Equity and Incentive Plan (the “Equity Plan”) provides common-stock-based awards to both employees and non-employee directors. The Equity Plan is administered by the Company’s Board of Directors and by the compensation committee with respect to other participants and authorizes the Company to grant incentive stock-based awards. To date, no more than 6,581,839 shares of Class A common stock in the aggregate may be issued under the Equity Plan in connection with incentive stock options. The Equity Plan permits the granting of various types of awards including, but not limited to, restricted stock units (“RSUs”) and performance stock units (“PRSUs”).

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). The Company recognizes compensation expense on all stock-based awards on a straight-line basis, measured using their respective grant-date fair value. The Company accounts for forfeitures when they occur and recognize the impact to compensation expense accordingly.

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The maximum number of shares that are subject to awards under the Equity Plan is subject to an annual increase equal to the lesser of 2% of the number of Class A shares common stock issued and outstanding on December 31 of the immediately preceding calendar year and an amount determined by our Board of Directors. As of September 30, 2026, 4,924,269 shares of Class A common stock are available for future grant under the Equity Plan. The following table summarizes compensation expense for RSUs and PRSUs for the three and nine months ended September 30, 2026 and 2025. These costs are included in selling, general and administrative costs in the accompanying condensed consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSUs	$3,898	$1,479	$9,339	$5,882
PRSUs	364	—	1,083	—
Total compensation expense	$4,262	$1,479	$10,422	$5,882

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

The following table summarizes the RSU award activity under the Equity Plan for the nine months ended September 30, 2026:

	Restricted Stock Units
	Number of Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	585,318	$29.71
Granted	833,076	18.81
Vested	(100,075)	26.50
Forfeited	(46,331)	24.19
Unvested as of September 30, 2026	1,271,988	23.02

There was approximately $19.7 million of unrecognized compensation expense relating to the unvested RSUs as of September 30, 2026. The unrecognized compensation expense will be recognized over the weighted average remaining vesting period of 1.4 years.

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

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the PRSU award activity under the Equity Plan for the nine months ended September 30, 2026:

	Performance Restricted Stock Units
	Number of Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	—	$—
Granted	204,779	20.42
Vested	(19,672)	20.39
Forfeited	—	—
Unvested as of September 30, 2026	185,107	20.43

There was approximately $3.3 million of unrecognized compensation expense relating to the unvested PRSUs as of September 30, 2026. The unrecognized compensation expense will be recognized over the weighted average remaining vesting period of 2.3 years.

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

The Company’s matching contributions amounted to approximately $3.2 million and $2.9 million during the nine months ended September 30, 2026 and 2025, respectively.

Note 16 – Commitments and Contingencies

Claims and Legal Proceedings

The Company is, and from time to time may be, subject to various claims and legal proceedings which arise in the ordinary course of business. The Company accrues liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

The Company also maintains insurance coverage for certain matters, including employment practices and other fiduciary liabilities. Insurance recoveries are recognized separately from the related loss contingency when recovery is deemed probable and are not offset against the related accrued liability in the accompanying condensed consolidated balance sheets.

As of September 30, 2026, the Company had accrued an estimated loss of $20.5 million associated with legal matters for which management concluded that a loss was probable and reasonably estimable. The related accrued liability is included within accrued expenses, and the corresponding insurance recovery receivable is included within prepaid expenses and other current assets, in the accompanying condensed consolidated balance sheets. The Company expects to recover substantially all of the estimated loss under its applicable insurance coverage, subject to the terms, conditions and deductible of the insurance policy. Based on the information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

Other than the matters described above, in the opinion of management, there are no pending legal matters that are likely to have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 17 – Segment Information

Our operations are primarily based in the United States. All material revenues of the Company are derived from the United States. Substantially all long-lived assets of the Company are located in the U.S.

The Company identifies reportable operating segments based on management’s structure, the customers’ application of its products and services offered by each and the financial data utilized by the Company’s Chief Executive Officer (the chief operating decision maker or “CODM”) to assess segment performance and allocate resources among segments. The Company’s two reportable operating segments consist of the following:

•
Production Solutions: Encompasses the Company's surface equipment and downhole component product and service lines, including high pressure gas lift, electric submersible pump systems, conventional gas lift and plunger lift technologies. This segment generates revenues primarily from the rental and sale of equipment and related services.
•
Natural Gas Technologies: Encompasses the Company's vapor recovery and natural gas systems product and service lines, including the design, manufacturing, rental, sale and servicing of these systems, as well as emissions management and monetization technologies. This segment generates revenues from equipment rentals, sales and related services.

The Company further disaggregates revenues by major product and service line within its reportable segments, as presented in Note 4 – Revenue Recognition.

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

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The tables below contain revenues and certain expenses regularly presented to the CODM in order to make decisions regarding the Company's business, including resource allocation and performance assessments for the periods presented (in thousands):

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Production Solutions	Natural Gas Technologies	Total	Production Solutions	Natural Gas Technologies	Total

Revenues from external customers	$178,616	$80,006	$258,622	$489,657	$214,354	$704,011
Intersegment revenues	—	1,596	1,596	—	26,552	26,552
Total revenues	178,616	81,602	260,218	489,657	240,906	730,563
Elimination of intersegment revenue			(1,596)			(26,552)
Total consolidated revenues			258,622			704,011
Less:
Cost of revenues from external customers (1)	79,688	41,828	121,516	221,922	103,980	325,902
Intersegment cost of revenue	29	1,567	1,596	111	26,441	26,552
Total cost of revenues	79,717	43,395	123,112	222,033	130,421	352,454
Elimination of intersegment cost of revenue			(1,596)			(26,552)
Total consolidated cost of revenue			121,516			325,902
Selling, general and administrative expenses (1)	21,553	7,348	28,901	57,695	22,150	79,845
Depreciation and amortization (1)	32,928	15,959	48,887	91,024	48,710	139,734
(Gain) loss on sale of equipment	431	(9)	422	1,006	(90)	916
Segment profit	$43,987	$14,909	58,896	$117,899	$39,715	157,614
Corporate expenses (2)			(10,965)			(32,172)
Total operating income			47,931			125,442
Interest expense			(4,856)			(14,801)
Other income, net			(233)			(723)
Income before provision for income taxes			$42,842			$109,918

____________________________

(1) Represents the significant expense categories and amounts for each reportable operating segment that are regularly provided to the chief operating decision maker.

(2) Comprised primarily of expenses not allocated to our reportable segments.

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Production Solutions	Natural Gas Technologies	Total	Production Solutions	Natural Gas Technologies	Total

Revenues from external customers	$125,596	$51,345	$176,941	$369,833	$192,673	$562,506
Intersegment revenues	—	18,065	18,065	—	44,276	44,276
Total revenues	125,596	69,410	195,006	369,833	236,949	606,782
Elimination of intersegment revenue			(18,065)			(44,276)
Total consolidated revenues			176,941			562,506
Less:
Cost of revenues from external customers (1)	55,863	18,320	74,183	168,300	88,481	256,781
Intersegment cost of revenue	35	18,030	18,065	133	44,143	44,276
Total cost of revenues	55,898	36,350	92,248	168,433	132,624	301,057
Elimination of intersegment cost of revenue			(18,065)			(44,276)
Total consolidated cost of revenue			74,183			256,781
Selling, general and administrative expenses (1)	15,965	7,762	23,727	45,791	26,522	72,313
Depreciation and amortization (1)	23,577	15,369	38,946	61,383	44,835	106,218
(Gain) loss on sale of equipment	283	(51)	232	449	(194)	255
Segment profit	$29,873	$9,980	39,853	$93,777	$33,162	126,939
Corporate expenses (2)			(5,260)			(19,903)
Total operating income			34,593			107,036
Interest expense			(2,757)			(14,567)
Other income, net			229			521
Income before provision for income taxes			$32,065			$92,990

____________________________

(1) Represents the significant expense categories and amounts for each reportable operating segment that are regularly provided to the chief operating decision maker.

(2) Comprised primarily of expenses not allocated to our reportable segments.

The following tables set forth certain selected financial information for our operating segments for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Segment capital expenditures:
Production Solutions	$63,906	$120,009
Natural Gas Technologies	38,737	54,200
Total segment capital expenditures	102,643	174,209
Corporate and other	420	1,321
Total capital expenditures	$103,063	$175,530

	As of September 30,
	2026	2025
Segment assets:
Production Solutions	$1,164,565	$966,857
Natural Gas Technologies	836,690	793,552
Total segment assets	2,001,255	1,760,409
Eliminations	(172,824)	(92,861)
Corporate and other	232,589	18,687
Total assets	$2,061,020	$1,686,235

Flowco Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 18 – Related Party

In connection with the IPO and related reorganization transactions in January 2025, the Company entered into a TRA with the Continuing Equity Owners. Certain of the Continuing Equity Owners are individuals and entities classified as related parties of the Company. Accordingly, transactions and obligations arising under the TRA with these individuals and entities are considered related party transactions. As of September 30, 2026, the Company's total outstanding liability under the TRA is $135.4 million, and no payments have been made under the TRA since its inception. See Note 11 – Income Taxes and Tax Receivable Agreement for additional information.

Note 19 – Subsequent Events

On October 2, 2026, the Company completed the acquisition of all of the issued and outstanding equity interests of Lifting Solutions Energy Services Inc. (“Lifting Solutions”), a vertically integrated manufacturer of artificial lift technologies headquartered in Edmonton, Alberta, Canada (the “Lifting Solutions Acquisition”). Lifting Solutions specializes in continuous rod and progressing cavity pump (“PCP”) technologies, which complement the Company's existing artificial lift solutions within its Production Solutions segment. The cash consideration totaled approximately CAD $159.0 million, equivalent to $111.8 million based on the exchange rate of CAD 1.4223 per U.S. dollar at closing, subject to customary purchase price adjustments, plus potential contingent consideration based on Lifting Solutions' financial performance during 2027, as further described in the Company’s Current Report on Form 8-K filed on October 2, 2026. The Company funded the cash consideration through additional borrowings under its Revolving Credit Facility. The Lifting Solutions Acquisition will be accounted for as a business combination under ASC 805. As the acquisition was completed subsequent to September 30, 2026, the acquired assets and liabilities and the post-acquisition results of operations of Lifting Solutions were not included in the Company's accompanying condensed consolidated financial statements in this Quarterly Report. As of the issuance date of this Quarterly Report, the initial accounting for the Lifting Solutions Acquisition remains incomplete due to the proximity of the acquisition date to the issuance of these financial statements and the ongoing evaluation of the acquisition-date fair values of the assets acquired, liabilities assumed and contingent consideration. Accordingly, the Company has not yet determined the preliminary purchase price allocation, including the fair values of the major classes of assets acquired and liabilities assumed and the resulting goodwill. Additionally, the Company has not yet completed the supplemental pro forma revenue and earnings information for the periods presented in this Quarterly Report, including the related pro forma adjustments. The Company expects to finalize the acquisition accounting within the measurement period, which will not exceed one year from the acquisition date.

On October 29, 2026, the Company’s Board of Directors approved an increase in the aggregate dollar amount authorized under the Repurchase Program from $50 million to $200 million of shares of the Company’s Class A common stock, par value $0.0001 per share. The Repurchase Program does not oblige the Company to repurchase any particular amount of shares and may be modified, suspended, or discontinued at any time. Purchases may be made in open-market transactions, privately negotiated transactions or by other means in accordance with the regulations of the Securities and Exchange Commission. The timing of the purchases and the number of shares repurchased under the Repurchase Program will depend on a variety of factors including price, trading volume, market conditions and corporate and regulatory requirements.

On October 30, 2026, the Company’s Board of Directors approved a quarterly cash dividend for the Company’s shares of Class A common stock. The dividend for each share of Class A common stock will be $0.09 per share payable to holders of Class A common stock of record as of the close of business on November 13, 2026, and will be paid on November 24, 2026. Flowco LLC will also make a corresponding distribution of $0.09 per unit to its common unit holders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For further information on items that could impact our future operating performance or financial condition, see Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2026 and June 30, 2026, and “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report. We assume no obligation to update any of these forward-looking statements, except as required by law. Unless otherwise indicated or the context otherwise requires, the historical financial information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects only the historical financial results of Flowco Holdings Inc. and its consolidated subsidiaries and references to the “Company,” “we,” “our,” or “us” are to Flowco Holdings Inc. and its consolidated subsidiaries.

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

As of September 30, 2026, our Production Solutions and Natural Gas Technologies segments operated a combined fleet of over 5,500 active systems, generating consistent, recurring revenues through the long production life of wells. For a more detailed overview of our business, see Part I, Item 1, Business, and Part I, Item 2, Properties, included in our Annual Report.

Recent Developments and Trends

Lifting Solutions Acquisition

On October 2, 2026, we completed the acquisition of all of the issued and outstanding equity interests of Lifting Solutions Energy Services Inc. (“Lifting Solutions”), a vertically integrated manufacturer of artificial lift technologies headquartered in Edmonton, Alberta, Canada. The cash consideration totaled approximately CAD $159.0 million, or $111.8 million based on the exchange rate at closing, subject to customary purchase price adjustments, plus potential contingent consideration based on Lifting Solutions' financial performance during 2027. We funded the cash consideration through available capacity under our Revolving Credit Facility.

We believe this acquisition (“Lifting Solutions Acquisition”) strategically expands our artificial lift portfolio within the Production Solutions segment through the addition of continuous rod and progressing cavity pump (“PCP”) technologies, which were not previously part of our product offerings. These technologies complement our existing high pressure gas lift, conventional gas lift, plunger lift and electric submersible pump solutions, broadening our ability to address customers' artificial lift requirements across different stages of a well's producing life. In particular, the addition of rod lift and PCP technologies expands our participation in later-life well applications and provides opportunities to serve a broader addressable market.

Additionally, the acquisition represents a significant step in our strategy to expand our geographic footprint beyond the United States. Lifting Solutions has established operations and customer relationships across Canada, the Middle East and other international markets, providing a platform for continued international growth. We believe the combination of Lifting Solutions' existing international presence, manufacturing capabilities and complementary technologies with our established product portfolio and customer relationships creates opportunities for cross-selling and further market penetration across North America and international markets. For additional information on the Lifting Solutions Acquisition, see Note 19 – Subsequent Events of the notes to the condensed consolidated financial statements included in this Quarterly Report.

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

During the nine months ended September 30, 2026, we have received approximately $6.0 million of refunds related to previously paid tariffs. These refunds were allocated based on the nature of the underlying costs, including adjustments to inventory and rental fleet assets, amounts payable to customers, amounts attributable to acquisition-date assets and liabilities recognized in connection with the Valiant Acquisition, reductions to depreciation expense and amounts recognized as interest income. We continue to pursue additional eligible refunds as outstanding claims are processed, although the timing and amount of any additional recoveries remain uncertain. For additional information regarding the accounting treatment of these refunds, see Note 2 – Summary of Significant Accounting Policies of the notes to the condensed consolidated financial statements included in this Quarterly Report.

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

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

	Three Months Ended September 30,
	2026	2025	Change ($)	Change (%)
Revenues
Rentals	$141,756	$106,966	$34,790	33%
Sales	116,866	69,975	46,891	67%
Total revenues	258,622	176,941	81,681	46%
Operating expenses
Cost of rentals (exclusive of depreciation and amortization disclosed separately below)	36,870	29,295	7,575	26%
Cost of sales (exclusive of depreciation and amortization disclosed separately below)	84,646	44,888	39,758	89%
Selling, general and administrative expenses	39,846	28,980	10,866	37%
Depreciation and amortization	48,907	38,953	9,954	26%
Loss on sale of equipment	422	232	190	82%
Income from operations	47,931	34,593	13,338	39%
Other expenses
Interest expense, net	(4,856)	(2,757)	(2,099)	76%
Other income (expense), net	(233)	229	(462)	(202%)
Total other expenses	(5,089)	(2,528)	(2,561)	101%
Income before provision for income taxes	42,842	32,065	10,777	34%
Income tax benefit (provision)	(2,129)	2,208	(4,337)	(196%)
Net income	40,713	34,273	6,440	19%
Net income attributable to redeemable non-controlling interests	20,588	21,756	(1,168)	(5%)
Net income attributable to Flowco Holdings Inc.	$20,125	$12,517	$7,608	61%

Revenue – rentals. Rental revenue was $141.8 million for the three months ended September 30, 2026, an increase of $34.8 million, or approximately 33%, compared to $107.0 million for the three months ended September 30, 2025. This increase was primarily attributable to the following:

•
Surface equipment rental revenue increased $17.2 million, or approximately 28%, primarily driven by higher average active unit counts, increased average rental rates and a nonrecurring lease termination payment. The average number of active surface systems increased by 104 units, or approximately 7% from 1,559 per month during the three months ended September 30, 2025, to 1,663 per month during the three months ended September 30, 2026. Additionally, the average monthly rental rate per active unit increased $591, or approximately 4%, from $13,393 during the three months ended September 30, 2025 to $13,984 during the three months ended September 30, 2026. Collectively, these factors contributed approximately $7.2 million to the increase in surface equipment rental revenue. The increase also included a nonrecurring lease termination payment associated with the early termination of operating leases for 57 compressor units by a customer. The customer exercised its contractual termination right on September 1, 2026, with termination effective October 1, 2026. The arrangement was accounted for as a lease modification under ASC 842, with approximately $9.1 million of associated rental revenue recognized during the three months ended September 30, 2026.
•
Vapor recovery rental revenue increased $2.9 million, or approximately 6%, primarily driven by higher average rental rates. The average number of active vapor recovery units remained relatively consistent at 3,050 units per month during the three months ended September 30, 2026, compared to 3,058 units per month during the three months ended September 30, 2025. However, the average monthly rental rate per active unit increased $221, or approximately 4%, from $4,938 during the three months ended September 30, 2025 to $5,159 during the three months ended September 30, 2026.
•
Downhole component rental revenue contributed an incremental $14.7 million during the three months ended September 30, 2026, reflecting the addition of rental operations acquired in connection with the Valiant Acquisition on March 2, 2026, which were not included in the Company’s results for the three months ended September 30, 2025. The downhole component rental fleet averaged 834 active systems per month during the three months ended September 30, 2026.

Revenue – sales. Sales revenue was $116.9 million for the three months ended September 30, 2026, an increase of $46.9 million, or 67%, compared with $70.0 million for the three months ended September 30, 2025. The increase was primarily driven by higher sales of downhole components of approximately $21.1 million, including $18.6 million of incremental sales revenue generated from the Valiant Acquisition, which was completed in March 2026 and therefore was not included in the three months ended September 30, 2025. The increase also reflects higher sales of natural gas systems of approximately $24.8 million, primarily attributable to significantly higher customer order volumes during the three months ended September 30, 2026, compared to minimal sales activity during the three months ended September 30, 2025. Additionally, VRU sales increased approximately $0.9 million, primarily attributable to the timing of customer orders.

In addition to sales to our external customers, we sell our natural gas systems to our Production Solutions segment through intercompany transactions for further use in its operations. Intercompany sales of natural gas systems to the Production Solutions segment were approximately $1.6 million for the three months ended September 30, 2026, a decrease of approximately $16.5 million from approximately $18.1 million in the three months ended September 30, 2025. The decrease was primarily attributable to certain HPGL customers taking fewer new units than previously anticipated and delaying the timing of deliveries relative to their original schedules. All intercompany revenues have been eliminated in consolidation.

Cost of rentals. Rental cost was $36.9 million for the three months ended September 30, 2026, an increase of $7.6 million, or approximately 26%, compared to $29.3 million for the three months ended September 30, 2025. The increase was primarily attributable to higher costs of approximately $5.0 million associated with the surface equipment rental fleet, reflecting increased maintenance activities, higher operating costs and increased labor costs resulting from higher headcount. Additionally, vapor recovery rental costs increased approximately $1.0 million, generally consistent with the increase in vapor recovery rental revenue during the current-year period. The increase also included approximately $1.6 million of incremental costs associated with downhole component rental operations acquired in connection with the Valiant Acquisition in March 2026, which were not included in the three months ended September 30, 2025. Excluding the impact of the nonrecurring $9.1 million lease termination payment discussed above, the approximately 26% increase in cost of rentals was generally consistent with the 24% increase in rental revenue, with the slightly higher rate of cost growth primarily reflecting increased maintenance and labor expenses.

Cost of sales. Cost of sales was $84.6 million for the three months ended September 30, 2026, an increase of $39.8 million, or approximately 89%, compared to $44.9 million for the three months ended September 30, 2025. This increase was primarily attributable to approximately $21.7 million of higher cost associated with natural gas systems sales, reflecting significantly higher sales activity during the three months ended September 30, 2026 compared to minimal activity in the three months ended September 30, 2025. The increase also included approximately $12.9 million of incremental cost of sales associated with the Valiant Acquisition, which was completed in March 2026 and therefore was not included in the three months ended September 30, 2025. Additionally, cost of sales associated with legacy downhole component operations increased by approximately $4.4 million, while vapor recovery cost of sales increased approximately $0.8 million, generally consistent with the increases in the respective sales revenues discussed above.

Selling, general and administrative expenses. Selling, general and administrative expenses were $39.8 million for the three months ended September 30, 2026, an increase of $10.9 million, or approximately 37%, compared to $29.0 million for the three months ended September 30, 2025. The increase was primarily attributable to approximately $5.7 million of higher corporate selling, general and administrative expenses, driven by transaction-related costs incurred in connection with the anticipated Lifting Solutions acquisition (see Note 19 – Subsequent Events) and increased share-based compensation expense associated with the accelerated vesting of equity awards held by certain individuals. The increase also included approximately $4.0 million of incremental selling, general and administrative expenses associated with the Valiant Acquisition, which was completed in March 2026 and therefore was not included in the three months ended September 30, 2025. The remaining increase was primarily attributable to higher personnel and administrative expenses across the Company’s other operations.

Depreciation and amortization. Depreciation and amortization was $48.9 million for the three months ended September 30, 2026, an increase of $10.0 million, or approximately 26%, compared to $39.0 million for the three months ended September 30, 2025. The increase was primarily attributable to approximately $8.2 million of depreciation and amortization expense associated with the Valiant Acquisition, which was completed in March 2026 and therefore was not reflected in the three months ended September 30, 2025. Excluding the impact of the Valiant Acquisition, depreciation and amortization expense increased by approximately $1.8 million, primarily driven by the continued expansion of the Company's rental fleet, including additional assets placed into service and assets acquired in the Archrock acquisition, principally within the Estis and Flogistix operations.

Interest expense. Interest expense was $4.9 million for the three months ended September 30, 2026, an increase of $2.1 million, or approximately 76%, compared to $2.8 million in the three months ended September 30, 2025. This increase was primarily attributable to higher average outstanding borrowings under the Company’s Revolving Credit Facility during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, largely resulting from additional borrowings incurred in March 2026 to fund the Valiant Acquisition. As a result, the Company maintained higher average debt balances throughout the three months ended September 30, 2026.

Income tax provision. Income tax provision was $2.1 million for the three months ended September 30, 2026, compared to an income tax benefit of $2.2 million for the three months ended September 30, 2025, representing an unfavorable swing of $4.3 million. This change was primarily attributable to the absence of a tax benefit recognized during the three months ended September 30, 2025, resulting from the enactment of the One Big Beautiful Bill Act (“OBBBA”) in July 2025. During the three months ended September 30, 2025, the Company revised its estimated income tax provision to reflect the reinstatement of 100% bonus depreciation for qualifying property under the OBBBA, resulting in a reversal of approximately $2.9 million of income tax expense previously recognized during the six months ended June 30, 2025. This benefit was partially offset by approximately $0.7 million of additional Texas margin tax expense during three months ended September 30, 2025.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

	Nine Months Ended September 30,
	2026	2025	Change ($)	Change (%)
Revenues
Rentals	$396,299	$306,366	$89,933	29%
Sales	307,712	256,140	51,572	20%
Total revenues	704,011	562,506	141,505	25%
Operating expenses
Cost of rentals (exclusive of depreciation and amortization disclosed separately below)	104,643	83,748	20,895	25%
Cost of sales (exclusive of depreciation and amortization disclosed separately below)	221,259	173,033	48,226	28%
Selling, general and administrative expenses	111,977	92,197	19,780	21%
Depreciation and amortization	139,774	106,237	33,537	32%
Loss on sale of equipment	916	255	661	259%
Income from operations	125,442	107,036	18,406	17%
Other expenses
Interest expense, net	(14,801)	(14,567)	(234)	2%
Other income (expense), net	(723)	521	(1,244)	(239%)
Total other expenses	(15,524)	(14,046)	(1,478)	11%
Income before provision for income taxes	109,918	92,990	16,928	18%
Income tax provision	(10,807)	(4,320)	(6,487)	150%
Net income	99,111	$88,670	$10,441	12%
Net income attributable to redeemable non -controlling interests	59,029	64,510	(5,481)	(8%)
Net income attributable to Flowco Holdings Inc.	$40,082	$24,160	$15,922	66%

Revenue – rentals. Rental revenue was $396.3 million for the nine months ended September 30, 2026, an increase of $89.9 million, or approximately 29%, compared to $306.4 million for the nine months ended September 30, 2025. The increase was primarily attributable to the following:

•
Surface equipment rental revenue increased $45.6 million, or approximately 26%, primarily driven by higher average active unit counts, increased average rental rates and a nonrecurring lease termination payment. The average number of active surface equipment systems increased by 157 units, or approximately 10%, from 1,510 units per month during nine months ended September 30, 2025, to 1,667 units per month during the nine months ended September 30, 2026. Additionally, the average monthly rental rate per active unit increased approximately $1,300, or approximately 10%, from $12,673 to $13,973. The increase in surface equipment rental revenue also included approximately $9.1 million associated with a nonrecurring payment resulting from the early termination of operating leases for 57 compressor units by a customer. The customer exercised its contractual termination right on September 1, 2026, with termination effective October 1, 2026. The arrangement was accounted for as a lease modification under ASC 842, with approximately $9.1 million of associated rental revenue recognized during the nine months ended September 30, 2026.
•
Vapor recovery rental revenue increased $10.4 million, or approximately 8%, primarily driven by higher average rental rates and modest increase in average active unit counts. The average number of active vapor recovery units increased by 41 units, or approximately 1%, from 2,995 units per month during the nine months ended September 30, 2025 to 3,036 units per month during nine months ended September 30,

2026. Additionally, the average rental rate per active unit increased $332, or approximately 7%, from $4,783 to $5,115.
•
Downhole component rental revenue contributed an incremental $33.9 million during the nine months ended September 30, 2026, reflecting the addition of rental operations acquired in connection with the Valiant Acquisition on March 2, 2026, which were not included in the Company’s results for the nine months ended September 30, 2025. Since the acquisition date, the downhole component rental fleet averaged approximately 826 active systems per month.

Revenue – sales. Sales revenue was $307.7 million for the nine months ended September 30, 2026, an increase of $51.6 million, or approximately 20%, compared to $256.1 million for the nine months ended September 30, 2025. The increase was primarily attributable to approximately $43.0 million of incremental downhole component sales generated from the Valiant Acquisition, which was completed in March 2026 and therefore was not included in the nine months ended September 30, 2025. The increase also included approximately $13.6 million of higher natural gas systems sales, primarily driven by increased sales activity during the nine months ended September 30, 2026. These increases were partially offset by a decrease of approximately $2.6 million in sales of legacy downhole component parts, primarily reflecting lower international sales associated with ongoing conflicts in the Middle East and reduced business activity in the Gulf of America. Additionally, vapor recovery unit sales decreased approximately $2.4 million, primarily attributable to the timing of customer orders for large equipment.

In addition to sales to our external customers, we sell our natural gas systems through intercompany transactions for further use in the Production Solutions segment. Approximately $26.6 million of intercompany natural gas system sales to the Production Solutions segment were recognized in the nine months ended September 30, 2026, a decrease of approximately $17.7 million in intercompany revenues from approximately $44.3 million in the nine months ended September 30, 2025. The decrease was primarily attributable to certain HPGL customers taking fewer new units than previously anticipated and delaying the timing of deliveries relative to their original schedules. All intercompany revenues have been eliminated in consolidation.

Cost of rentals. Cost of rentals was $104.6 million for the nine months ended September 30, 2026, an increase of $20.9 million, or approximately 25%, compared to $83.7 million for the nine months ended September 30, 2025. The increase was primarily attributable to approximately $16.8 million of higher costs associated with the surface equipment rental fleet, reflecting increased rental activity, higher maintenance expenditures and operating costs associated with the rental fleet, and increased labor costs resulting from higher headcount. Additionally, vapor recovery rental costs increased approximately $1.7 million, reflecting increased rental activity during the nine months ended September 30, 2026. The increase also included approximately $2.3 million of incremental costs associated with downhole component rental operations acquired in connection with the Valiant Acquisition in March 2026, which was not included in the nine months ended September 30, 2025. Excluding the impact of the nonrecurring $9.1 million lease termination payment discussed above, the approximately 25% increase in cost of rentals was generally consistent with the 26% increase in rental revenue, although surface equipment rental costs increased at a higher rate due to the additional maintenance and labor expenses.

Cost of sales. Cost of sales was $221.3 million for the nine months ended September 30, 2026, an increase of $48.2 million, or approximately 28%, compared to $173.0 million for the nine months ended September 30, 2025. This increase was primarily attributable to approximately $30.4 million of incremental cost of sales associated with the Valiant Acquisition, which was completed in March 2026 and therefore was not included in the nine months ended September 30, 2025. The increase also included approximately $14.4 million of higher costs associated with natural gas systems sales, reflecting increased sales activity during the nine months ended September 30, 2026. Additionally, cost of sales associated with legacy downhole component operations increased approximately $4.1 million. These increases were partially offset by a decrease of approximately $0.6 million in vapor recovery unit cost of sales, generally consistent with the decrease in related sales revenue discussed above.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2026 were $112.0 million, an increase of $19.8 million, or approximately 21%, compared to $92.2 million for the nine months ended September 30, 2025. The increase was primarily attributable to approximately $12.2 million of higher corporate selling, general and administrative expenses, primarily driven by increased legal and professional fees incurred in connection with the Valiant Acquisition and the anticipated Lifting Solutions (see Note 19 – Subsequent Events), higher share-based compensation expense, including the accelerated vesting of equity awards held by certain individuals and increased employee-related expenses. The increase also included approximately $9.3 million of incremental selling, general and administrative expenses associated with the Valiant Acquisition, which was completed in March 2026 and therefore was not reflected in the nine months ended September 30, 2025. These increases were partially offset by a net decrease of approximately $1.8 million in selling, general and administrative expenses across the Company’s other operations, primarily reflecting the absence of certain nonrecurring legacy equity-based compensation crystallization expenses recognized during the nine months ended September 30, 2025 in connection with the Company's IPO.

Depreciation and amortization. Depreciation and amortization was $139.8 million for the nine months ended September 30, 2026 an increase of $33.5 million, or approximately 32%, from $106.2 million for the nine months ended September 30, 2025. The increase was primarily attributable to approximately $18.8 million of incremental depreciation and amortization expense associated with the Valiant Acquisition, which was completed in March 2026 and therefore was not included in the nine months ended September 30, 2025. Excluding the impact of the Valiant Acquisition, depreciation and amortization expense increased by approximately $14.8 million, primarily driven by the continued expansion of the Company's rental fleet, including additional assets placed into service and assets acquired in the Archrock acquisition, principally within the Estis and Flogistix operations.

Interest expense. Interest expense was $14.8 million in the nine months ended September 30, 2026, an increase of $0.2 million compared to $14.6 million in the nine months ended September 30, 2025. Interest expense remained relatively consistent between the periods, as higher interest expense during the second and third quarters of 2026, primarily attributable to increased average outstanding borrowings under the Company’s Revolving Credit Facility incurred in March 2026 to fund the Valiant Acquisition, was substantially offset by lower interest expense during the first quarter of 2026 compared to the nine months ended September 30, 2025.

Income tax provision. Income tax provision was $10.8 million for the nine months ended September 30, 2026, an increase of $6.5 million, or approximately 150%, compared to $4.3 million for the nine months ended September 30, 2025. The increase was primarily attributable to the Company’s increased ownership interest in Flowco LLC during the nine months ended September 30, 2026, resulting in a higher proportion of income subject to corporate-level income taxation. The increase also reflects the absence of a tax benefit recognized during the nine months ended September 30, 2025 following the enactment of the OBBBA in July 2025, which resulted in a reversal of a portion of the income tax provision previously recognized during the six months ended June 30, 2025.

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

Sources of Liquidity and Indebtedness

As of September 30, 2026, we had $137.8 million of cash and cash equivalents. We believe existing cash and cash equivalents and cash flows from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We have historically generated cash and funded our operations primarily from cash flows from operating activities as well as availability under our Credit Agreement. Borrowings under our Credit Agreement have a maturity date of August 20, 2029, at which all principal owed is payable upon maturity. Our interest rate is Term Secured Overnight Finance Rate (“SOFR”) for one month plus 0.1% (“Adjusted REVSOFR30”) plus a contractual applicable margin based on the Company’s calculated leverage ratio, which combined approximates 5.46% per annum at the effective date with interest due monthly. If such rate is below contractual minimums, the interest rate will be calculated based on Adjusted Term SOFR Rate, Adjusted REVSOFR30 Rate or the Adjusted Daily Simple SOFR Rate. Depending upon market conditions and other factors, we may also have the ability to issue additional equity and/or debt, as needed.

As of October 30, 2026, we had $355.7 million outstanding borrowings and $364.8 million available borrowing capacity under our Credit Agreement.

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

In February, May and July 2026, our Board of Directors declared and paid a cash dividend of $0.08 per share payable to holders of Class A common stock of record as of the close of business February 13, 2026, and $0.09 per share payable to holders of Class A common stock of record as of the close of business on each of May 15, 2026 and August 14, 2026 (the “Common Stock Dividend”). In conjunction with the Common Stock Dividend, Flowco LLC declared a distribution on its units of $0.08 to all unitholders of record of Flowco LLC as of the close of business on February 13, 2026 and $0.09 per unit to all unitholders of record of Flowco LLC as of the close of business on each of May 15, 2026 and August 14, 2026. On August 10, 2026, our Board of Directors approved a one-time special cash dividend of $0.14 per share payable to holders of Class A common stock as of the close of business on August 21, 2026 (the “Special Dividend”). The Special Dividend applies only to the Company’s outstanding shares of Class A common stock and represents a one-time, discretionary event. The declaration and payment of future dividends will be at the discretion of our Board of Directors and will depend on future business conditions, financial conditions, results of operations and other factors.

Common Share Repurchase Program

On June 11, 2025, our Board of Directors authorized a share repurchase program (the “Repurchase Program”) for up to $50 million of our Class A common stock. Repurchases under the Repurchase Program may be made from time to time through open market purchases, privately negotiated transactions, or other means in accordance with applicable regulations of the Securities and Exchange Commission. The timing of purchases and the number of shares repurchased under the Repurchase Program will depend on a variety of factors including price, trading volume, market conditions and corporate and regulatory requirements. The Repurchase Program does not obligate us to repurchase any particular amount of shares and may be modified, suspended, or discontinued at any time.

During the three months ended September 30, 2026, we did not repurchase any shares under the Repurchase Program. During the nine months ended September 30, 2026, we repurchased and subsequently retired 780,000 shares of our Class A common stock at an average price of $21.18 per share, excluding commissions. As of September 30, 2026, the remaining total available authorization under the Repurchase Program was approximately $18.5 million.

On October 29, 2026, our Board of Directors approved an increase in the aggregate amount authorized under the Repurchase Program from $50 million to $200 million. The increased authorization provides additional flexibility to return capital to stockholders, subject to prevailing market conditions, liquidity needs and other capital allocation priorities. See Note 19 – Subsequent Events to the condensed consolidated financial statements for additional information.

Cash Flow Analysis

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$277,041	$207,194
Net cash used in investing activities	$(264,577)	$(175,644)
Net cash provided by (used in) financing activities	$120,829	$(28,930)

Operating Cash Flows – Net cash provided by operating activities was $277.0 million in the nine months ended September 30, 2026 compared to $207.2 million in the nine months ended September 30, 2025, an increase of approximately $69.8 million. The increase was primarily attributable to higher cash receipts from customers driven by increased revenues and operating activity, as well as the timing of payments to vendors, suppliers and other third parties.

Investing Cash Flows – Net cash used in investing activities was $264.6 million and $175.6 million for the nine months ended September 30, 2026 and 2025, respectively. The approximately $89.0 million increase in net cash used was primarily attributable to the cash paid for the Valiant acquisition during the nine months ended September 30, 2026.

Financing Cash Flows – Net Cash provided by financing activities was $120.8 million for nine months ended September 30, 2026, compared to net cash used in financing activities of $28.9 million in the nine months ended September 30, 2025, representing a favorable change of $149.7 million. The change was primarily attributable to a $609.0 million increase in net cash flows from long-term debt, reflecting higher borrowings and lower debt repayments during the nine months ended September 30, 2026. The higher borrowings were primarily driven by additional amounts drawn under our Revolving Credit Facility in March 2026 to fund the Valiant Acquisition, while the lower debt repayments reflected the significant repayment of outstanding indebtedness during the nine months ended September 30, 2025, using proceeds from our IPO. The change also reflected the absence of approximately $20.9 million of cash to purchase LLC Interests from the Continuing Equity Owners following our IPO in January 2025. These favorable changes were partially offset by the absence of $461.8 million IPO proceeds received during the nine months ended September 30, 2025, an $11.9 million increase in dividends paid to Class A common stockholders, $5.5 million increase in distributions to members of Flowco LLC, and $1.5 million of additional cash used for repurchases of the Company’s Class A common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and inflation. These market risks arise in the normal course of business. During the nine months ended September 30, 2026, there have been no material changes to the information included under Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2026.

Based on the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2026 due to the material weaknesses in our internal control over financial reporting described below.

Notwithstanding the material weaknesses discussed below, we believe our condensed consolidated financial statements fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented, in accordance with GAAP.

Previously Reported Material Weaknesses

As disclosed in Item 9A – Controls and Procedures of our Annual Report, we previously identified material weaknesses in our internal control over financial reporting, which continue to exist as of September 30, 2026. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under Part I, Item 1A. Risk Factors in our Annual Report and Part II, Item 1A. Risk Factors in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2026 and June 30, 2026. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report. Except as set forth in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2026 and June 30, 2026, there have been no material changes in the risks affecting the Company since the filing of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. Other than the plan discussed below, during the three months ended September 30, 2026, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Name	Title	Adoption Date	Expiration Date	Aggregate Number of Securities to be Sold
Brooks Mims Talton III	Executive Vice President, Natural Gas Technologies	July 1, 2026	March 31, 2027	100,000

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

Share Repurchase Program

On October 29, 2026, the Company’s Board of Directors approved an increase in the aggregate amount authorized under the Company's existing share repurchase program from $50 million to $200 million for repurchases of the Company's Class A common stock, par value $0.0001 per share. Repurchases under the program may be made from time to time through open-market transactions, privately negotiated transactions or other permitted means, subject to applicable legal and regulatory requirements. The timing and amount of any repurchases will depend on various factors, including the Company's stock price, trading volume, market conditions, liquidity and capital requirements, and other corporate considerations. The program does not obligate the Company to repurchase any particular amount of shares and may be modified, suspended or discontinued at any time.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Contribution Agreement, dated as of June 20, 2024, by and among Flowco MergeCo LLC, GEC Estis Holdings LLC, Flowco Production Solutions, L.L.C. and Flogistix Holdings, LLC	S-1	2.1	01-13-2025
2.1+	Stock Purchase Agreement dated February 1, 2026, by and between Flowco Holdings Inc. and Riverway Group	8-K	2.1	02-02-2026
3.1	Amended and Restated Certificate of Incorporation of Flowco Holdings Inc.	S-8	4.1	01-17-2025
3.2	Amended and Restated Bylaws of Flowco Holdings Inc.	S-8	4.2	01-17-2025
4.1	Registration Rights and Lock-Up Agreement, dated March 2, 2026, by and between Flowco Holdings Inc. and Riverway Group	8-K	4.1	03-03-2026
10.1	Flowco Holdings Inc. 2026 Employee Stock Purchase Plan	8-K	10.1	05-08-2026
10.2*	Executive Employment Agreement by and between Gareth C. Ford and Flowco MasterCo LLC, dated as of August 11, 2026.
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer
101 INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Flowco Holdings Inc.

Date: November 4, 2026	By:	/s/ Jonathan W. Byers
Jonathan W. Byers
Chief Financial Officer (Principal Financial Officer)